Form 10KSB40
period 1999-12-31
STUPID PC INC /GA
filed 2000-04-14
CIK 1047551

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-28721

                                 StupidPC, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                       58-2321232
------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                   organization)

          6690 Jones Mill Court, Suite A
                 Norcross, Georgia                             30092
      --------------------------------------             -------------------
     (Address of principal executive offices)                (Zip Code)

      Issuer's telephone number, including area code:         (770) 448-4150

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
          N/A                                            N/A

         Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $3,562,167.

         On March 31, 2000, the aggregate market value of the voting stock of StupidPC, Inc. ("StupidPC") (consisting of common stock, no par value) held by non-affiliates of the Registrant (approximately 1,296,103 shares) was approximately $2,021,920 based on the average bid and asked price for such common stock ($1.56) on said date as reported by the OTC Bulletin Board.

         As of March 31, 2000, there were 7,466,070 outstanding shares of StupidPC common stock.

         Documents incorporated by reference:  None

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I

Item 1   Description of Business...............................................................................1
Item 2   Description of Property...............................................................................5
Item 3   Legal Proceedings.....................................................................................6
Item 4   Submission of Matters to a Vote of Security Holders...................................................6

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters..............................................7
Item 6   Management's Discussion and Analysis or Plan of Operation.............................................9
Item 7   Financial Statements.................................................................................12
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................12

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16 (a) of the Exchange Act...................................................................12
Item 10  Executive Compensation...............................................................................13
Item 11  Security Ownership of Certain Beneficial Owners and Management.......................................13
Item 12  Certain Relationships and Related Transactions.......................................................14
Item 13  Exhibits and Reports on Form 8-K.....................................................................15

         StupidPC, Inc. cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-KSB that is not a statement of historical fact may be deemed to be a forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's history of losses, its need for additional financing and its competitive marketing environment. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. In this Annual Report on Form 10-KSB, the terms "StupidPC," the "Company" and "we" refer to StupidPC, Inc.

                                     PART I

ITEM 1        DESCRIPTION OF BUSINESS

SUMMARY

         StupidPC designs, assembles and sells affordably-priced customized personal computer systems. We also provide a broad range of related services, including installation, consulting, training, networking and customer support. The retail price of most of our computer systems does not exceed $900 and includes one hour of in-home computer installation and training conducted by a StupidPC sales technician. Our primary target market consists of cost-conscious, first time and/or "computer-phobic" personal computer purchasers who may be intimidated by the high-cost and multitude of computer products and services currently available. We market our products and services from two retail locations in the Atlanta area and a sales office in Charlotte, North Carolina. In addition, we recently began offering consumers an e-commerce Internet-based method for ordering and paying for our products and services through our website at www.stupidpc.com.

CORPORATE HISTORY

         StupidPC was incorporated in June 1997 in the State of Georgia. In December 1998, we participated in a recapitalization through the reverse merger described below with World Net Holdings, Inc., formerly known as Handyphone, Inc.

         Handyphone, Inc., was incorporated under the laws of the State of Florida in May 1996. Handyphone was in the business of providing an informational service link between disabled and other impaired people in various service, medical, and transportation professionals. On July 11, 1997, Handyphone changed its name to World Net Holdings, Inc.

         In September 1997, Home Alert Security Corporation of Georgia agreed to sell all of its assets to World Net in return for shares of World Net stock. Home Alert Security Corporation of Georgia was in the business of engaging in home automation and security alarm monitoring.

         In November 1998, World Net sold the assets of Home Alert Security Systems to Donald H. Sigler. Later in November 1998, StupidPC and World Net entered into a share exchange agreement whereby World Net issued shares of its common stock to all the shareholders of StupidPC in exchange for all the issued and outstanding stock of StupidPC.

         In December 1998, World Net merged itself into its wholly owned subsidiary, StupidPC. StupidPC issued sufficient shares to effect a one-for-one share exchange for shares of World Net.

INDUSTRY BACKGROUND

         The Personal Computer Industry. During the last decade, the personal computer industry has grown rapidly as increased functionality combined with lower pricing have made personal computers valuable and affordable tools for business and personal use. Recent advances in technology, including the development of high-speed CD-ROM drives, high-speed data transmission hardware, multimedia, graphics and animation, have increased the potential market dramatically. This trend has been further augmented by the introduction of faster microprocessors and the introduction of high performance chips, new caching techniques and low power consumption features. In addition, many older machines are no longer adequate to deal with state-of-the-art software, and many existing computer owners will be upgrading their equipment over the next few years. We believe that a significant portion of the currently installed computer user base consists of older 486 and lower version personal computers and that as much as half of sales over the next five years will be replacements of existing equipment. We believe that the growth in the personal computer industry will continue for the foreseeable future.

         Growth of the Internet and Business-to-Consumer e-Commerce. The Internet has emerged as the fastest growing communication medium in history and is dramatically changing how businesses and individuals communicate and share information. International Data Corporation, a leading technology/Internet industry research organization, estimates that over the next four years the number of Internet users worldwide will grow at a compound annual rate of 34.8%, reaching 320 million in 2002 from 97 million in 1998. The widespread acceptance of the Internet as a business communication platform has created opportunities for business-to-business electronic commerce that enables organizations to streamline processes, lower costs and improve productivity.

         We believe that the potential economic benefits of the Internet have driven and should continue to drive the growth in online commerce, including business-to-consumer or person-to-person electronic commerce. According to Forrester Research, U.S. consumers will spend $184 billion online by 2004, an increase from $20 billion in 1999.

         We will not be successful unless consumers continue to adopt the Internet as a means of buying and selling products and services. Because Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many consumers have been deterred from utilizing the Internet for a number of reasons, including:

         -        security concerns;
         -        limited access to the Internet;
         -        lack of availability of cost-effective, high-speed service;
                  and
         -        inconsistent quality of service.

If consumers do not continue to adopt the Internet as a means of purchasing StupidPC's products, it will cause our growth to slow, which will harm our operating results.

         We expect that in the future we will depend more significantly upon the Internet to conduct our business and any problems in the functioning of the Internet could adversely affect our business. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their speed and quality-of-service requirements, it is possible that the infrastructure for the Internet will not be able to support the demands placed upon it. If the infrastructure for the Internet does not effectively support growth that may occur, sales through our website would be negatively affected and our future financial results will be seriously harmed. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and the sale of our products through our website in particular. Even if the required Internet infrastructure, standards and protocols are developed, we may be required to incur substantial expenditures in order to adapt our website to changing or emerging technologies, which could seriously harm our future results of operations and financial condition.

STRATEGY

         As part of our operating strategy, we will endeavor the following:

         Expansion of Inventory and Products. We intend to expand our inventory in an amount sufficient to keep pace with our expected sales volume. We believe that increased purchases of certain products will permit us to realize economies of scale as a result of more favorable pricing. We continually evaluate new products in the industry and the demand for our current products, and seek to develop distribution relationships with vendors that will enhance our product offerings. With respect to the expansion of inventory and products, we evaluate all possible sources of market informational data to develop opportunities for new products. This information is gathered from trade shows, industry informational magazines, networking, strategic relationships and other sources of information. When possible strategic new products are identified, we evaluate the revenue producing potential of the product and the potential market against cost of production.

         Expansion of Direct Marketing Program through the Internet. We originally focused our marketing for computer equipment and related products on a traditional retail distribution method in the Atlanta area. With the development of our e-commerce ordering solution, we are committed to moving even greater volumes of product sales, service and support to the Internet through our website. The use of the Internet to research and purchase our products provides greater convenience and efficiency to our customers. We believe that sales from our website will help us to become one of the lowest cost providers of personal computer systems in the industry. We believe our website gives us broad access to new customers, which will enable us to drive down customer acquisition costs and drive up the revenue yield from the acquisition efforts. By utilizing an e-commerce solution for ordering and purchasing and by automating the fulfillment of our clients' orders, we believe we can achieve significant cost savings and productivity enhancements. We also plan to pursue strategic relationships with other Internet shopping websites to carry our products.

         Expansion of Retail Distribution Channels. We plan to increase our traditional retail distribution outlets in Atlanta and other southeastern U.S. cities. We recently opened an office in Charlotte, North Carolina which has the capability of operating as a retail store. We plan to assess the viability of additional retail outlets in Atlanta and elsewhere in the southeastern U.S. as opportunities arise, based on the demand for our products and our ability to purchase inventory and publicize our brand.

         Establishment of the Company's Brands and Trade Names. We intend to further establish our StupidPC(TM) and other brand and trade names as recognized and reliable brands for personal computer systems. Our marketing efforts to establish brand recognition have included and will continue to involve advertising on the radio, in newspapers, on billboards and through direct marketing mailings.

         Further Enhance Site Functionality. We currently believe that the design of our website makes the purchase of personal computer systems extremely easy and efficient. However, we intend to further enhance the shopping experience by adding technology driven enhancements that will increase the functionality of our website and make the user interface more intuitive, efficient and cost-effective.

         We have no current plans to pursue any acquisitions.

PRODUCTS AND SERVICES

         We custom build each computer system as it is ordered by our customers. We are totally committed to customer satisfaction and currently provide our products and services based on a high value, low cost price model, with the largest degree of current and future technical customizing possible to the consumer. Only nationally known brand name components are used in assembly. Our personal computers are assembled in a number of different configurations using standard component parts. Customization enables us to accommodate customer computer needs with respect to storage capacity, speed, price, applications, size, configuration and a range of other considerations that can be accommodated in whole or in part by the selection of appropriate components. We believe that delivering custom built computers is the best method for providing solutions that are truly relevant to a customer's needs. This method also allows us to achieve faster inventory turnover and reduced inventory levels. It also assists us to rapidly incorporate new technologies and components into our products.

         We also recently began a pilot program of offering Internet access through Cable & Wireless, a leading global telecommunications company. This program permits us to resell Internet access as a stand alone product or as part of the package in purchasing one of our systems. We believe that offering Internet access is an extension of our core mission of targeting first time users by providing them one place to purchase their computer and Internet access. We intend to offer unlimited Internet access through this program for $17.95 per month. Our agreement with Cable & Wireless terminates in December 2001.

         We currently assemble the computer systems at our facility in Norcross, Georgia and, as sales volume increases, expect that some assembly will occur at independently owned companies capable of accommodating our requirements as to technological advances and price changes rapidly at competitive cost and acceptable profit margins to us. These companies would be required to be responsible for their own risk management and product development. Our facility currently has a capacity to produce approximately 2,000 computers each month.

         Our customers are primarily individuals, although a small portion of our sales are to small businesses. We offer a full complement of services which are designed to meet our goals of providing a turnkey solution to our customers. The services offered include installation and set up, consulting, training, networking and customer support. Our services begin with a free one hour in-home installation and training session conducted by one of our sales technicians.

PROCUREMENT

         We stock most of the component parts used in the manufacture of our computer systems. We purchase from numerous sources that meet our strict quality and delivery standards. We generally select suppliers based on cost, quality and responsiveness. All of the computer components we purchase are protected by various basic patents owned by others and which are produced by licensed domestic and foreign manufacturers under their own trademarks in the United States or abroad. We do not own any patents or trademarks that protect such components and the cost for research and development of these components are born by the patent holders and the various manufacturers. At this time we are not involved in any research and development of new components. The cost of design and development of various computer configurations we use in our marketing efforts are minimal and have no material impact upon our cost of doing business.

         We do not have any long term agreements with our suppliers with respect to the price or supply of components purchased by us. The cost of some components used in the computers, such as central processing units and memory, can fluctuate from week to week or from one day to the next, and for this reason, we try not to stock these items for use over a long period of time. We generally seek to purchase these price sensitive items from a variety of sources within approximately two weeks advance of their intended use. To date, we have not experienced any difficulty in receiving the needed items on a timely bases. We believe that we are not dependent on any single source, as alternative sources are available.

         We acquire technology components through purchase or license. We may be unable to use the technology or components effectively if they become outdated or because they do not perform as well as we had anticipated. Dealing with unexpected technology or component problems may distract our management or impair our ability to provide our products or the e-commerce solution we have promised our customers. Any of these problems could seriously harm our business.

         A significant portion of our total assets consists of computer components we purchase from third-party vendors. As a result of the purchases, we assume the risk of inventory damage, theft and obsolescence.

SALES AND MARKETING

         Our products and services are marketed and sold principally through our retail locations in Marietta and Norcross, Georgia, suburbs of Atlanta. Orders received at the retail location are transmitted to our headquarters, where products are ordered or assembled for delivery. Our other method of distribution is through our website. Through our website, customers and potential customers can (1) access a wide range of information about our products and services (2) configure and purchase systems online, and (3) access customer support information. Although we have adopted a "just in time" inventory management system, we have been successful in delivering products ordered by customers in an average of three to seven days. If required, we can have components delivered by overnight delivery, at an additional charge to the customer.

         We market our products and services by advertising on radio stations, in newspapers, on billboards and by direct marketing mailings. Our radio campaigns have proved to be the most effective method of publicizing our brand and products.

QUALITY ASSURANCE AND CUSTOMER SERVICE

         We address quality assurance at all stages of the production process. First, components considered for use in standard systems are tested for compatibility by our technical staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. A statistical sampling of components in every category is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the production process to demonstrate that all components are engaged and fully operational.

         Thereafter, each complete unit is "burned-in" for a period of time. This process involves running a test program which sequentially tests each component to verify prescribed operation.

         We offer a one-year parts and labor warranty and telephone support during regular business hours for the life of the StupidPC system from our offices in Norcross and Marietta.

COMPETITION

         There are many companies selling computers that may be regarded as our competitors. Computers are sold directly by manufacturers such as IBM, Hewlett Packard, Dell, Compaq, Gateway and Apple, by large retail outlets such as Best Buy, Circuit City, Office Depot and Staples, by mail order houses, electronic equipment catalogues and by assemblers and entities like us selling computers under their own names. Many of these companies have substantially greater financial, sales, marketing, technical and other competitive resources than we do. As a result, these competitors may be able to devote greater resources than we can to the sale and service of computer products. Some of these companies, by themselves, have the economic power to influence prices and the technical expertise to develop and bring to market improved versions of existing products long before they become available to us. Our market share represents a small percentage of the market. We believe that existing competitors are likely to expand their product and service offerings and that new competitors are likely to enter the market and attempt to integrate electronic commerce and other services, resulting in greater competition for us. Increased competition may result in price reductions, lower gross margins and loss of market share. This could seriously harm our business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

         We seek to protect our proprietary rights by obtaining nondisclosure and confidentiality agreements from our employees and consultants. We protect our intellectual property through cease and desist letters to potential infringers. We have trademark registrations for "StupidPC" and a pending application for "StudentPC." None of our principal products enjoys patent protection.

         Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry, is unknown. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation could seriously harm our future financial results. In addition, we cannot be certain that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We might be forced to pay substantial costs to prosecute or defend any litigation of this nature, which could divert the attention of our management from other important matters.

EMPLOYEES

         As of March 31, 2000, we employed 17 persons full-time and five part-time delivery drivers. Our full-time employees consist of four persons at the corporate level, four in the actual production of computers, three persons in computer sales, three in administration and three delivery drivers.

         Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales and marketing and customer service personnel. The failure to attract, train and retain the necessary personnel, could seriously harm our business, financial condition and results of operations by increasing our costs of operations and by preventing us from effectively managing and expanding our business. In particular, our growth strategy and future success is heavily dependent on rapidly increasing the size of our sales force, including skilled sales management. Competition for such sales and other personnel is extremely intense, not only in the Atlanta area, where our headquarters are located, but also nation-wide. The computer industry is also characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. As a result, we may be unsuccessful in attracting, training or retaining qualified personnel.

ITEM 2        DESCRIPTION OF PROPERTY

         We currently occupy, under a lease which expires on October 31, 2002, approximately 12,000 square feet of space in a building located in Norcross, Georgia; 3,000 square feet of which serve as our corporate headquarters, and 9,000 square feet of which are used for manufacturing computers, with a current capacity for up to 2,000 computers per month. This lease provides for an annual rent of $57,000 in Year 1, $58,704 in Year 2, and $60,468 in Year 3.

         We also lease an aggregate of 1,000 square feet in Marietta, Georgia for our second Atlanta area retail location. This is a free-standing retail location with heavy automobile traffic and dense retail activities in the immediate area. The lease for this space, which ends on December 31, 2000, provides for an annual rent of approximately $12,000.

         On December 1, 1999, we leased approximately 2,875 square feet of office space in Charlotte, North Carolina to serve as a sales office. The products which are sold from the Charlotte sales office, will be assembled in the Norcross facility and shipped to the Charlotte office for delivery to the customer. The Charlotte office contains retail capability to handle walk-in customers. The lease for this space, which ends in December 2004, provides for annual rent of approximately $25,000.

         We believe that our facilities are adequate for our needs in the foreseeable future. However, all of our product inventory is stored at our facility in Norcross and, although we have taken precautions, if all or a substantial portion of this inventory is damaged from fire, flood, tornado or other similar catastrophic event, we could experience significant delays in filling purchase orders and, consequently, realize substantial harm to our reputation, as well as to our business, financial condition and results of operation.

ITEM 3        LEGAL PROCEEDINGS

         Gary German v. StupidPC, Inc., Superior Court of Gwinnett County Civil Action File No. 99-A-5697-4 was filed on July 11, 1999. Gary German was one of our co-founders, and is a former officer, director and shareholder. Mr. German also entered into a stock option agreement with us, entitling him to exercise an additional 750,000 shares of our stock under certain conditions. Later, pursuant to a Stock Repurchase Contract dated April 10, 1998, we repurchased 2,280,000 shares of our stock from him for $6,000 and Mr. German resigned from his position as our Chief Executive Officer. After the repurchase, Mr. German still held 270,000 shares and remained on our board of directors until his removal in May 1998. StupidPC has moved for summary judgement and is awaiting the Court's ruling.

         The dispute relates to whether Mr. German is still entitled to exercise 750,000 stock options that were available to him in the stock option agreement.

         Mr. German filed suit seeking to recover the options, $6.5 million and attorneys' fees. We answered and filed a counterclaim, alleging independent claims against Mr. German for misappropriation of our assets, conversion, breach of fiduciary duty and injury to our name and business reputation. We seek to recover damages based on these claims as well as attorneys' fees.

         While we may, from time to time, be involved in litigation relating to claims arising out of our operations in the normal course of business, we are not currently a party to any other material legal proceedings.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         No matters were submitted to a vote by shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for quotation on the OTC Bulletin Board under the symbol "STPX". The reported high- and low-bid prices for our common stock are shown below for the period from December 14, 1998 (the date of our merger with World Net Holdings) through December 31, 1999:

                                                             COMMON STOCK
                                                             ------------

                                                        HIGH              LOW
                                                        ----              ---

1999
----
Fourth Quarter................................            3.88             1.25
Third Quarter.................................            7.56             2.06
Second Quarter................................            9.75             1.95
First Quarter.................................           $4.13            $2.00

1998
----
Fourth Quarter (from December 14, 1998).......           $4.63            $3.75


         The last reported sale price of our common stock as of March 31, 2000 was $1.56 per share. The quotations represented above are bid and ask prices which represent prices between broker-dealers, do not include retail mark-ups, mark-downs or any commissions to broker-dealers and may not reflect prices in actual transactions. As of the date of this prospectus, there were approximately 50 record owners of our common stock.

         While our common stock is listed for quotation on the OTC Bulletin Board, any trades that take place are sporadic. Because of this potential lack of liquidity and because our business is to a significant degree technology-related, the trading price of our common stock could be subject to significant fluctuations. Volatility in our stock price could also result from the following factors, among others:

         -        quarterly variations in operating results;
         - announcements of technological innovations or new services or products by us or our competitors;
         -        changes in financial estimates by securities analysts;
         -        the operating and stock price performance of other companies;
                  and
         -        general economic conditions.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF SECURITIES; USE OF PROCEEDS OF REGISTERED SECURITIES

         In November 1998, we completed a merger with and into World Net Holdings, Inc. The merger was a reverse acquisition and is accounted for as a recapitalization of StupidPC with StupidPC as the acquirer. In the merger, World Net issued 4,000,000 common shares for all of the outstanding common shares of StupidPC. In addition, the shareholders of StupidPC, Inc. were granted 2,000,000 options to purchase common stock of StupidPC at $0.20 per share. These options vested immediately upon the merger and were granted to shareholders in proportion to their original ownership in StupidPC. The options expire in November 2003.

         Stephen B. Brannon, our sole officer and director and principal shareholder, received 3,280,524 shares and 1,802,757 options from the merger. Other principal shareholders who received shares were Donald H. Sigler, who received 848,521 shares, and Gary L. German, who received 268,017 shares. In December 1998, World Net merged itself into its wholly-owned subsidiary, StupidPC, as part of a one-for-one share exchange.

         StupidPC was incorporated in May 1997 and commercial operations began in September 1997. The promoters of StupidPC were Stephen B. Brannon and Gary L. German. At the time of incorporation, Mr. German was our Chief Executive Officer and a director and Mr. Brannon was our President, Secretary and a director. Each of these individuals received 2,550,000 shares of StupidPC common stock upon our incorporation. Other than salary and benefits paid to these individuals and the shares disclosed above, none of these individuals has received or will receive anything else of value directly or indirectly from StupidPC. StupidPC has also received a verbal representation from Mr. Sigler that neither he nor John Giardina, the promoters of World Net, received anything of value directly or indirectly from World Net other than salary and benefits.

         From November 1997 to February 1998, StupidPC sold 9,000 shares of common stock at $2.50 per share to four investors for a total amount of $22,500. We sold these shares in reliance on Regulation D, Rule 504 of the Securities Act.

         In October 1998, World Net sold 75,000 shares of common stock at $1.80 per share for a total of $135,000. World Net Holdings sold these shares in reliance on Regulation D, Rule 504 of the Securities Act.

         In November 1998, shareholders of StupidPC were issued 3,559,265 shares of common stock as part of the share exchange with World Net Holdings. The remaining 440,735 shares were held in escrow pending certain litigation. We issued these securities in reliance on Section 4(2) of the Securities Act to persons who were either accredited investors or sophisticated purchasers. These persons were given the opportunity to speak with our executive officers and ask questions about our business and plans. No placement agent was engaged and no commissions were paid. No general solicitation or advertising was utilized for this offering.

         In January and February 1999, StupidPC sold 90,000 shares of common stock for aggregate consideration of $170,000 to 10 investors. We sold these shares in reliance on Regulation D, Rule 504 of the Securities Act. A Form D covering this transaction was filed in December 1999.

         In March 1999, StupidPC granted 36,000 shares of common stock to eight employees. We issued these shares in reliance on Section 4(2) of the Securities Act to investors who were either accredited investors or sophisticated purchasers. These persons were given the opportunity to speak with our executive officers and ask questions about our business and plans. No placement agent was engaged and no commissions were paid. No general solicitation or advertising was utilized for this offering.

         In July 1999, StupidPC issued $1,200,000 of 8% convertible debentures due June 30, 2001. At any time, the selling securityholders may convert the debentures into shares of our common stock. The conversion price is equal to the lesser of 80% of the market price of our common stock on the conversion date or $6.25. The market price is determined by taking the average of the three lowest closing bid prices of our common stock during the 10 trading day period ending on the day prior to the date of determination. Because of a contractual obligation, we have only registered 1.2 million shares to be issued in the event of a conversion of the debentures, which assumes a conversion price of $1.00 per share. In the event that the conversion price is less than $2.00 per share, we have the option to give the holder wishing to convert either cash, shares or a combination of the two. We are subject to certain cash penalties in the event that we delay the issuance of a stock certificate beyond four days of the date of notice of the conversion. In addition, if we refuse or reject a notice of conversion or we are prevented from honoring a conversion notice under certain circumstances by a court, we are required to redeem the debentures for 130% of the outstanding principal amount, including all accrued and unpaid interest. On October 20, 1999, $50,000 of the debentures were converted into 26,042 shares of common stock.

         The debentures provide for a conversion price that equals the lesser of $6.25 or 80% of the market price, which is determined by taking the average of the three lowest closing bid prices of our common stock during the 10 trading day period ending of the day prior to the day of determination. On February 8, 2000, the conversion price would have been $0.72 per share. On February 8, 2000, the last closing sale price of our common stock was $1.50 per share. The table below sets forth the number of shares and the percentages of our common stock that the holders of the debentures would own if they elect to convert the entire $1.2 million of debentures. The table assumes a conversion price of $0.72 per share and then prices of $0.54, $0.36 and $0.18, which prices represent a 25%, 50% and 75% decline, respectively, in the conversion price from the current conversion price of $0.72. The percentages are based on 5,853,516 shares of our common stock outstanding on the date of this prospectus.

 PERCENTAGE DECLINE IN                ASSUMED                      SHARES OF              PERCENTAGE OF OUTSTANDING
 ---------------------                -------                      ---------              -------------------------
    CONVERSION PRICE             CONVERSION PRICE                 COMMON STOCK                  COMMON STOCK
    ----------------             ----------------                 ------------                  ------------

           --                          $0.72                       1,666,666                        22.2%
           25%                         $0.54                       2,222,222                        27.5%
           50%                         $0.36                       3,333,333                        36.3%
           75%                         $0.18                       6,666,666                        53.2%

         As part of the sale of the debentures, certain of the selling securityholders received warrants to purchase up to 220,000 shares of our common stock. The exercise price of these warrants is $5.50 per share. The warrants are immediately exercisable and expire on July 30, 2002. In addition, we issued an aggregate of 220,000 common stock purchase warrants to the holders of the debentures and to a broker of the debenture transaction. We issued these securities solely to accredited investors in reliance on Regulation D, Rule 506 of the Securities Act. A Form D covering this transaction was filed in September 1999. These persons were given the opportunity to speak with our executive officers and ask questions about our business and plans. No general solicitation or advertising was utilized for this offering.

         On February 14, 2000, the company completed an initial public offering of 1,610,334 shares of stock which raised $600,000. The proceeds from this offering have been directed towards funding the company's general operations and working capital needs and, in addition, to paying extraordinary professional expenses associated with the initial public offering.

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and accompanying notes thereto of the Company continued elsewhere in this Annual Report on Form 10-KSB.

         StupidPC designs, assembles and sells affordably-priced customized personal computer systems. We provide the intimidated consumer a means for entering the high-tech world of computers without apprehension of investing in machinery and peripherals in which they have little or no experience. We market our products and services from two retail locations in the Atlanta area, as well as on our website at www.stupidpc.com.

RESULTS OF OPERATIONS

         Since our inception in June 1997, we have engaged principally in the development of the technology and activities related to the commencement of our business operations. Accordingly, our historical results of operations are not indicative of, and should not be relied upon as an indicator of, our future performance.

         Our future operating results will depend on many factors, some of which are beyond our control. If our financial results are below the expectations of securities analysts or our investors in some future quarter, it is likely our stock price will decline, perhaps significantly. Factors that affect our operating results may include:

         -        rate and price at which customers purchase our products;
         - amount and timing of capital expenditures and other costs relating to the expansion of our services and infrastructure;

         - the introduction of new products and services by us or our competitors;
         -        price competition by competitors;
         -        unavailability of product components;
         - loss of key employees and the time required to train replacements;
         - the overall and long-term acceptance of the Internet by individuals and organizations for e-commerce; and
         - general economic conditions that might cause a decrease in personal computer sales.

         In addition, we expect that our operating expenses will increase, perhaps significantly, as we intend to expand our inventory, personnel and infrastructure, open new retail outlets and improve our operational and financial systems. If our revenues do not increase along with these expenses, our financial condition could be seriously harmed.

         Our future operating results are likely to be adversely affected by these and other factors. Accordingly, we believe that quarter-to-quarter comparisons of operating results for prior periods are not meaningful. You should not rely on the results of any one quarter as an indication of our future performance.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Revenues for the year ended December 31, 1999 were $3.6 million, a 10% decrease from revenues of $4.0 million for the year ended December 31, 1998. Revenues decreased during this period as a result of a decrease in the number of units sold. During fiscal 1999, we sold approximately 2,715 units compared with approximately 3,318 during fiscal 1998, an 18% decrease. The average price for a unit for the same period increased from $1,215 in 1998 to $1,300 in 1999, a 7% increase. We attribute the increase in average price per unit sold to consumers purchasing higher priced units. We believe that the decrease in the number of units sold is a result of purchase deferrals due to Year 2000 fears, increased competition in the lower end retail computer market and offers of significant rebates by large retailers.

         Cost of Product Sales. Cost of products were $3.0 million for fiscal 1999, a decrease of 20% from cost of product sales of approximately $3.6 million for fiscal 1998. We were able to lower our product costs during fiscal 1999 as a result of decreasing computer chip prices and other hardware costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million for fiscal 1999, an increase of 114% from selling, general and administrative costs of $841,169 for fiscal 1998. These expenses increased primarily as a result of increased costs for additional personnel, accounting and legal services, as well as an increase in advertising expenditures.

         Other Income (Expense). During fiscal year 1999, we incurred $521,516 of interest and financing costs, an increase of 8,187%. This increase is related to the July 1999 issuance of our 8% convertible debentures.

         Income Taxes. Income taxes will consist of federal, state and local taxes, when applicable. We expect significant net losses for the foreseeable future which should generate net operating loss carryforwards ("NOL"). However, utilization of NOL's is subject to substantial annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. We recognized no provision for taxes for the fiscal years ended 1999 or 1998, as we generated net losses.

         Net Loss. For the reasons stated above, we incurred a net loss of $1.8 million, or $0.28 per share, for fiscal 1999 compared with a net loss of $436,387, or $0.12 per share, for fiscal 1998.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE SEVENTEEN WEEKS ENDED DECEMBER 31, 1997

         Revenues. We commercially introduced our services in August 1997. Revenues were first recognized in October 1997. Revenues for 1998 were $4.0 million. Revenues for the 17 weeks ended December 31, 1997 were approximately $1.4 million. Revenues for 1998 were significantly higher due to our operations during the entire year as compared to only 17 weeks of 1997. During 1998 we sold approximately 3,300 units at an average unit price of $1,036. During the 17 weeks of 1997 we sold approximately 1,050 units at an average unit price of $1,365.

         Cost of Product Sales. Cost of products were $3.6 million in 1998 and $1.4 million for the 17 weeks ended December 31, 1997. These costs consisted primarily of the purchase of components for personal computer systems acquired for resale to our customers. The increase during 1998 was due to sales activity for all of 1998 compared to only 17 weeks of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $841,169 in 1998 and $254,000 for the 17 weeks ended December 31, 1997. These expenses consist primarily of salaries and related expenses for the development of our business, technology and software, the establishment of our management team, the development of corporate identification, promotional and advertising materials and the commencement of our operations. These expenses are expected to continue to significantly increase as we expand our business.

         Income Taxes. Income taxes will consist of federal, state and local taxes, when applicable. We expect significant net losses for the foreseeable future which should generate net operating loss carryforwards. However, utilization of NOLs is subject to substantial annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. We recognized no provision for taxes for 1998 and 1997 as we generated net losses.

         Net Loss. For the reasons stated above, we incurred a net loss of $436,387 for the year ended December 31, 1998, or $0.12 per share, compared with a net loss of approximately $172,000, or $0.05 per share, for the 17 weeks ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through operations and from the sale of our securities. As of December 31, 1999, we had an accumulated deficit of $2.4 million and cash and cash equivalents of approximately $2,857.

         Net cash used in our operating activities was $1.3 million and $151,925 for the fiscal year 1999 and 1998, respectively. The net cash used in operations during these periods was primarily due to net losses and increases in current assets, offset by increases in accounts payable and accrued liabilities.

         We believe that the net proceeds from the sale of our 8% debentures and cash from operations will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, only through the first three quarters of 2000. As a result, we will need to secure additional financing to open new retail locations or to meet higher-than-expected product sales. We may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. We cannot guarantee that we will be able to obtain additional financing, or that such financing, if obtained, will be on satisfactory terms. If sufficient financing is not available or is not available on satisfactory terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

         -        purchase computer components and equipment;
         - take advantage of future opportunities, such as opening a new retail outlet; or
         - respond to changing consumer needs and technological innovations.

Any of these events could seriously harm our business, financial condition and results of operations. For a description of our 8% debentures, see "Recent Sales of Securities; Use of Proceeds of Registered Securities."

         We expect to experience substantial negative cash flow for at least the next several months due to continued development of our products and our Internet distribution channel, including the costs of advertising and marketing associated with these. Our future cash requirements, as well as our revenues, will depend on a number of factors including:

         - the number of retail locations opened, the timing of the opening and products offered;
         - the rate at which customers purchase our products and the pricing of such products;
         - the level of marketing required to attract and retain customers and to attain a competitive position in the marketplace;
         - the success or failure of any joint marketing programs, including our agreement with Cable & Wireless; and
         - the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology.

         Because of our losses, our independent certified public accountants have added an explanatory paragraph to their report on our financial statements for the year ended December 31, 1999 included herein which makes reference to the uncertainties regarding our ability to continue as a going concern.

YEAR 2000 IMPACT

         The Year 2000 problem could affect computers, software and other equipment that we use. Accordingly, we reviewed internal computer programs and systems to determine if they would be Year 2000 compliant. As a result of our planning and review efforts, we experienced no significant disruptions in our critical systems or applications, and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7        FINANCIAL STATEMENTS

         The following financial statements and report of the Company's independent auditors are attached at the end of this report.

         -        Report of Independent Public Accountants - Grant Thornton LLP;
         -        Balance sheets - December 31, 1999 and 1998;
         - Statements of Operations for the years ended December 31, 1999 and December 31, 1998;
         - Statements of Shareholder's Deficit for the years ended December 31, 1999 and December 31, 1998;
         - Statements of Cash flows for the years ended December 31, 1999 and December 31, 1998
         -        Notes to financial statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and executive officers are as follows:

NAME                                 AGE     POSITION
----                                 ---     --------

Stephen B. Brannon............        38     President, Chief Executive Officer and Director


         Stephen B. Brannon, one of our founders, has since June 1997 served as our President and Chief Executive Officer. From August 1995 until December 1997, he served as the President of 3rd Wave Technologies, Inc., a regional computer distribution company.

         Other than Mr. Brannon, we have no other executive officers or directors. Our directors serve one-year terms until elections are held at each annual meeting of shareholders. Our board of directors elects executive officers on an annual basis. Executive officers hold their offices until the next annual meeting of shareholders or until their successors are duly elected and qualified. There are no family relationships among any of our executive officers or directors.

         As of the date of filing this Form 10-KSB, the Company is not aware of any delinquencies of any persons in respect to required filings under Section 16(a) of the Exchange Act.

ITEM 10       EXECUTIVE COMPENSATION

         The following table provides all compensation awarded to, earned by or paid for services rendered to us in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997 by our President and Chief Executive Officer, Stephen B. Brannon.


                                    SUMMARY COMPENSATION TABLE


                                                                      LONG TERM
                                                                     ------------
                                                                     COMPENSATION
                                            ANNUAL COMPENSATION         AWARDS
NAME AND PRINCIPAL                    -----------------------------  ------------
-----------------                                                     SECURITIES
POSITION                   FISCAL                       OTHER ANNUAL  UNDERLYING     ALL OTHER
--------                    YEAR      SALARY     BONUS  COMPENSATION  OPTIONS(#)    COMPENSATION
                           ------     -------    -----  ------------  -----------   ------------
Stephen B. Brannon .......  1999      $60,000     --          --           --             --
   President and Chief      1998       50,000     --          --           --             --
   Executive Officer        1997       35,000     --          --           --             --


            OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

                                      None

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                      None

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                      None


COMPENSATION OF DIRECTORS

         The Company does not pay any fee, compensation, or other renumeration to its directors.

EMPLOYMENT AGREEMENTS

         Mr. Brannon does not have an employment agreement with the Company.

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 31, 2000, there were approximately 50 record holders of our common stock. The following table sets forth information on the beneficial ownership of our outstanding common stock as of March 31, 2000 by:

         - each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
         -        our sole director and executive officer; and
         -        our directors and executive officers as a group.

Except as indicated, each shareholder's address is in care of StupidPC at 6690 Jones Mill Court, Suite A, Norcross, Georgia 30092. "Beneficial Ownership" includes shares for which an individual directly or indirectly has or shares voting or investment power or both and includes options and warrants that are exercisable within sixty days of March 31, 2000. Under SEC rules, options or warrants are deemed to be outstanding and to be beneficially owned by the shareholder holding the options or warrants when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other shareholder. The information below is calculated based on 7,466,070 shares of common stock outstanding and assumes that all debentures will be converted at a conversion price of $0.77, which would have been the conversion price on March 31, 2000.

                                            NUMBER OF                PERCENTAGE
                                            ---------                ----------
NAME OF BENEFICIAL OWNER                   SHARES OWNED          BENEFICIALLY OWNED
------------------------                   ------------          ------------------
Stephen B. Brannon......................   5,423,354(l)                58.1%
Gary L. German(2).......................     458,897(3)                 6.4%
AMRO International, S.A.(4).............     839,221                   11.2%


All directors and executive officers       5,423,354                   58.1%
as a group (1 person)...................

---------------------------------

(1) Includes (1) options to purchase 1,802,757 shares of common stock from StupidPC that are currently exercisable at $0.20 per share and (2) options to purchase 340,073 shares of common stock from a current shareholder for a one-year period ending on December 14, 2000 at $1.50 per share.
(2)      Mr. German's address is 1215 Hopewell Crest, Alpharetta, Georgia 30022.
(3) Includes options to purchase 190,880 shares of common stock that are currently exercisable at $0.20 per share.
(4) The address of the principal business office of the selling securityholder is c/o Ultra Finanz AG, Grossmensterplatz 6, Zurich CH-8022, Switzerland. The natural persons with the voting and dispositive power over these shares are H.U. Bachofen and Michael Klee. Represents shares into which the debentures may be converted, based upon a conversion price of $0.77 per share. Also includes warrants to purchase 60,000 shares that are exercisable at an exercise price of $5.50 per share.

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1998, we completed a merger with and into World Net Holdings, Inc. The merger was a reverse acquisition and is accounted for as a recapitalization of StupidPC with StupidPC as the acquirer. In the merger, World Net issued 4,000,000 common shares for all of the outstanding common shares of StupidPC. In addition, the shareholders of StupidPC, Inc. were granted 2,000,000 options to purchase common stock of StupidPC at $0.20 per share. These options vested immediately upon the merger and were granted to shareholders in proportion to their original ownership in StupidPC. The options expire in November 2003.

Stephen B. Brannon, our sole officer and director and principal shareholder, received 3,280,524 shares and 1,802,757 options from the merger. Other principal shareholders who received shares were Donald H. Sigler, who received 848,521 shares, and Gary L. German, who received 268,017 shares. In December 1998, World Net merged itself into its wholly-owned subsidiary, StupidPC, as part of a one-for-one share exchange.

         StupidPC was incorporated in May 1997 and commercial operations began in September 1997. The promoters of StupidPC were Stephen B. Brannon and Gary L. German. At the time of incorporation, Mr. German was our

Chief Executive Officer and a director and Mr. Brannon was our President, Secretary and a director. Each of these individuals received 2,550,000 shares of StupidPC common stock upon our incorporation. Other than salary and benefits paid to these individuals and the shares disclosed above, none of these individuals has received or will receive anything else of value directly or indirectly from StupidPC. StupidPC has also received a verbal representation from Mr. Sigler that neither he nor John Giardina, the promoters of World Net, received anything or indirectly from World Net other than salary and benefits.

ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 2.1*          Amended Agreement and Plan of Share Exchange, dated November 12,
               1998, by and between StupidPC, Inc., World Net Holdings, Inc.,
               Bart Brannon, Donald H. Sigler, Herb Harris, River Rapids, Ltd.
               and PC-U Inc.
 3.1*          Revised and Restated Articles of Incorporation of StupidPC, Inc.
 3.2*          Revised and Restated Bylaws of StupidPC, Inc.
 4.1*          See Exhibits 3.1 and 3.2 for provisions of the Articles of
               Incorporation and the Bylaws defining the rights of the holders of common stock of StupidPC, Inc.
 4.2*          Specimen common stock certificate.
10.1*          Convertible Debenture and Warrants Purchase Agreement dated as of
               July 15, 1998
10.2*          StupidPC, Inc. Stock Purchase Warrant, dated May 14, 1999, issued to Gerald Sullivan for 50,000 shares of common stock.
10.3*          Stock Repurchase Contract, dated April 10, 1998, by and between
               StupidPC, Inc. and Gary L. German.
10.4*          Stock Option Agreement, dated July 25, 1997, issued to Gary L.
               German for 750,000 shares of common stock.
10.5*          Business Lease, dated September 23, 1999, by and between D & B
               No. 3, LLP and StupidPC, Inc.
10.6*          Commercial Lease, dated December 28, 1998, between Deborah L.
               Deavers and StupidPC, Inc.
10.7*          Maintenance Service Agreement, dated April 9, 1999, by and between Integrated Automation International and StupidPC, Inc.
10.8*          Virtual Internet Service Provider (ISP) Full Suite Solution
               Agreement, dated as of November 12, 1999, by and between Cable &
               Wireless USA, Inc. and StupidPC, Inc.
10.9*          Office Warehouse Lease Agreement, dated as of December, 1999, by and between AP Southeast Portfolio Partners, L.P. and StupidPC,
               Inc.
23.1           Consent of Grant Thornton LLP.
24.1           Power of Attorney (included on signature page hereto).
27.1           Financial Data Schedule (for SEC use only).

-------------------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-87353) and incorporated by reference herein.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

         None.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 STUPIDPC, INC.
                     Years Ended December 31, 1999 and 1998

                          INDEX TO FINANCIAL STATEMENTS



                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-3

FINANCIAL STATEMENTS

BALANCE SHEETS                                                   F-4

LIABILITIES AND SHAREHOLDERS' DEFICIT                            F-5

STATEMENTS OF OPERATIONS                                         F-6

STATEMENTS OF SHAREHOLDERS' DEFICIT                              F-7

STATEMENTS OF CASH FLOWS                                         F-8

NOTES TO FINANCIAL STATEMENTS                                    F-10

               Report of Independent Certified Public Accountants





Board of Directors
StupidPC, Inc.

         We have audited the balance sheets of StupidPC, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StupidPC, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced net losses of $1,752,655 and $436,387 for the years ended December 31, 1999 and 1998, respectively. Additionally, the Company's current liabilities exceeded its current assets by $404,103 and $516,691 and the Company had a shareholders' deficit of $794,642 and $473,146 at December 31, 1999 and 1998, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Atlanta, Georgia
February 18, 2000

                                 StupidPC, Inc.

                                 BALANCE SHEETS

                                  December 31,



                                     ASSETS


                                                                    1999            1998
                                                                 ---------       ---------

CURRENT ASSETS
   Cash and short-term investments                               $   2,857       $  72,540
   Trade accounts receivable, less allowance of $14,035            112,993         122,616
      and $5,115 for 1999 and 1998, respectively
   Inventories                                                     148,055         213,247
   Prepaid expenses and other current assets                        19,376             840
                                                                 ---------       ---------

         Total current assets                                      283,281         409,243

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                   74,623          32,878
   Vehicles                                                         55,482          43,002
                                                                 ---------       ---------
                                                                   130,105          75,880
   Less accumulated depreciation                                   (37,626)         (8,835)
                                                                 ---------       ---------

         Net property and equipment                                 92,479          67,045

OTHER ASSETS
   Deferred financing cost, net of accumulated amortization
   of $118,113 for 1999                                            425,196              --
   Deposits                                                          7,075           2,985
                                                                 ---------       ---------
         Total other assets                                        432,271           2,985
                                                                 ---------       ---------


                                                                 $ 808,031       $ 479,273
                                                                 =========       =========




The accompanying notes are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   1999            1998
                                               -----------       ---------

CURRENT LIABILITIES
   Current maturities of long term debt        $     7,927       $   6,715
   Notes payable                                   100,873              --
   Trade accounts payable                          387,965         723,551
   Accrued expenses                                190,619         195,668
                                               -----------       ---------

         Total current liabilities                 687,384         925,934

LONG-TERM DEBT, net of current maturities           18,626          26,485

CONVERTIBLE DEBENTURES                             896,663              --

COMMITMENTS AND CONTINGENCIES (Note G)                  --              --

SHAREHOLDERS' DEFICIT
   Capital stock (Note I)                        1,566,659         135,500
   Accumulated deficit                          (2,361,301)       (608,646)
                                               -----------       ---------

         Total shareholders' deficit              (794,642)       (473,146)
                                               -----------       ---------

                                               $   808,031       $ 479,273
                                               ===========       =========

                                 StupidPC, Inc.

                            STATEMENTS OF OPERATIONS

                        For the years ended December 31,


                                          1999              1998
                                       -----------       -----------

Revenue
   Product sales                       $ 3,562,167       $ 4,034,002
                                       -----------       -----------

Costs and expenses
   Cost of product sales                 3,021,422         3,623,688
   Selling, general and
     administrative                      1,778,080           841,169
                                       -----------       -----------
                                         4,799,502         4,464,857
                                       -----------       -----------

Loss from Operations                    (1,237,335)         (430,855)

Other income (expense)
   Interest income                           6,196               761
   Interest and financing costs           (521,516)           (6,293)
                                       -----------       -----------

         Net loss before
         income taxes                   (1,752,655)         (436,387)

Income tax expense (benefit)                    --                --
                                       -----------       -----------

         Net loss                      $(1,752,655)      $  (436,387)
                                       ===========       ===========


Net loss per common share(Note J)
   Basic                               $     (0.28)      $     (0.12)
                                       ===========       ===========

   Diluted                             $     (0.28)      $     (0.12)
                                       ===========       ===========



The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                 For the years ended December 31, 1999 and 1998


                                                             Number of       Capital        Accumulated
                                                               shares         stock            deficit            Total
                                                             ---------      ----------      -----------       ------------

Balance, December 31, 1997                                   3,358,000      $      500      $  (172,259)      $  (171,759)

Merger with World Net Holdings, Inc.                           642,000              --               --                --

Conversion of World Net
   Holdings, Inc. stock on a
   1 for 1 basis                                             1,989,250              --               --                --

Issuance of common shares for
   private placement                                            75,000         135,000               --           135,000

Net loss for the year                                               --              --         (436,387)         (436,387)
                                                             ---------      ----------      -----------       -----------

Balance, December 31, 1998                                   6,064,250         135,500         (608,646)         (473,146)

Issuance of common shares for private placement                 90,000         170,000               --           170,000

Issuance of common stock to employees                           36,000          87,840               --            87,840

Issuance of common stock for legal settlement                   20,000          88,800               --            88,800

Beneficial conversion feature of convertible debentures             --         300,000               --           300,000

Warrants issued to debenture holders and broker                     --         734,519               --           734,519

Conversion of convertible debentures                            26,042          50,000               --            50,000

Net loss for the year                                               --              --       (1,752,655)       (1,752,655)
                                                             ---------      ----------      -----------       -----------
Balance, December 31, 1999                                   6,236,292      $1,566,659      $(2,361,301)      $  (794,642)
                                                             =========      ==========      ===========       ===========




The accompanying notes are an integral part of this statement.

                                 StupidPC, Inc.

                            STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                                      1999            1998
                                                                  -----------       ---------

Cash flows from operating activities:
Net loss                                                          $(1,752,655)      $(436,387)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                         217,277           7,213
Provision for doubtful accounts
receivable                                                              8,920           5,115
Loss on trade-in of property
and equipment                                                              --           2,251
Beneficial conversion feature of convertible debentures               300,000              --
Issuance of common stock to employees                                  87,840              --
Issuance of common stock for legal settlement                          88,800              --
Change in assets and liabilities:
Accounts receivable                                                       703          10,631
Inventories                                                            65,192        (124,031)
Prepaid expenses and other
current assets                                                        (18,536)           (840)
Other assets                                                           (4,090)           (550)
Trade accounts payable                                               (335,586)        216,661
Accrued expenses                                                       (5,049)        168,012
                                                                  -----------       ---------

Net cash used in operating activities                              (1,347,184)       (151,925)
                                                                  -----------       ---------

Cash flows from investing activities:
Purchase of property and equipment                                    (54,225)        (56,262)
                                                                  -----------       ---------

Net cash used in investing activities                                 (54,225)        (56,262)
                                                                  -----------       ---------

Cash flows from financing activities:
Proceeds from long-term debt                                               --          33,200
Repayment of long-term debt                                            (6,647)        (14,000)
Proceeds from notes payable                                           100,873              --
Proceeds from convertible debentures, net of financing costs        1,067,500              --
Proceeds from issuance of common
stock                                                                 170,000         135,000
                                                                  -----------       ---------

Net cash provided by financing activities                           1,331,726         154,200
                                                                  -----------       ---------

                                 StupidPC, Inc.

                        For the years ended December 31,


                                                             1999            1998
                                                          ---------       ---------

Net decrease in cash and short-term investments             (69,683)        (53,987)

Cash and short-term investments at beginning of year         72,540         126,527
                                                          ---------       ---------

Cash and short-term investments at end of year            $   2,857       $  72,540
                                                          =========       =========

Supplementary Cash Flow Disclosures
   Interest paid                                          $  27,260       $   1,044
   Income taxes paid                                      $      --       $     840


Supplemental Schedule of Noncash Investments and Financing Activities:

     Warrants issued to broker                            $ 410,809       $      --
     Warrants issued to debenture holders                 $ 323,710       $      --
     Beneficial conversion feature of debentures          $ 300,000       $      --
     Issuance of common stock to employees                $  87,840       $      --
     Issuance of common stock for legal settlement        $  88,800       $      --
     Bartering transactions (Note B-10)                   $  79,000       $      --
     Conversion of convertible debentures                 $  50,000       $      --




The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

         StupidPC, Inc. was incorporated in Georgia in May, 1997 and commenced operations on September 1, 1997. Effective December 14, 1998, StupidPC, Inc. ("Company") completed a merger with and into World Net Holdings, Inc. The merger is in effect a reverse acquisition and is accounted for as a recapitalization of StupidPC, Inc. with StupidPC, Inc. as the acquirer (see Note D). Effective December 14, 1998, the name of World Net Holdings, Inc. was changed to StupidPC, Inc. with the Certificate of Incorporation being duly amended to reflect the change of name.

         StupidPC, Inc. assembles personal computer systems for consumers and small office users in the Atlanta, Georgia market. The Company also operates computer retail stores predominantly in the Atlanta, Georgia market.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1.       Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         2.       Revenue Recognition

         Revenue from product sales of computer systems and related hardware is recognized upon shipment.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         3.       Cash and Short-Term Investments

         For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and short-term investments with original maturities of less than 90 days.

         4.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories consist primarily of spare parts and computer components.


         5.       Property, Equipment, and Depreciation

         Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was $28,791 and $7,213 for 1999 and 1998, respectively. Estimated services lives are as follows:

                  Office furniture and equipment           5 years
                  Vehicles                                 5 years

         6.       Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized (Note K).


         7.       Advertising

         The Company expenses the cost of advertising as incurred. Advertising expense was approximately $385,000 and $124,000 for the years ended December 31, 1999 and 1998, respectively.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         8.       Loss Per Share

         Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

         Although the agreement called for 4,000,000 shares to be issued at the time of the reverse acquisition, the transfer agent is holding 451,458 of these shares in escrow pending the outcome of certain litigation (see Note G). For purposes of loss per share calculations, these shares are considered as issued on the effective date of the reverse acquisition.

         9.       Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying amount of the Company's long-term debt approximates fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

         10.      Barter Transactions

         During 1999, the Company exchanged inventory with a cost of approximately $79,000 for certain advertising and internet consulting services. These non-monetary transactions have been accounted for in accordance with Accounting Principle Board Opinion Number 29, Accounting for Nonmonetary Transactions with the Services Received valued at the fair value of the assets exchanged. As a result, no gain or loss on the barter transactions were recorded by the Company.

         11.      Financing Fees

         Financing fees are stated at cost less accumulated amortization and are amortized over the loan terms using the straight-line method.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998

NOTE C - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of $1,752,655 and $436,387 for the years ended December 31, 1999 and 1998, respectively. In addition, at December 31, 1999 and 1998, the Company's current liabilities exceeded its current assets by $404,103 and $516,691, respectively, and the Company has used, rather than provided, cash in its operations for each of the years ended December 31, 1999 and 1998.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         In response to the matters described in the preceding paragraphs, management is pursuing additional equity financing and certain strategic alliances and acquisitions. Management believes that this will allow the Company to rigorously pursue its expansion efforts in the upcoming year and that this expansion will strengthen the Company's cash flow position to provide the Company with the ability to continue in existence.


NOTE D - MERGER

         Effective December 14, 1998, World Net Holdings, Inc. (a shell company), acquired all of the outstanding common stock of StupidPC, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of StupidPC with StupidPC as the acquiror (reverse acquisition). The historical financial statements prior to December 14, 1998 are those of StupidPC. The merger was effected by World Net Holdings, Inc. issuing 4,000,000 common shares for all of the outstanding common shares to StupidPC, Inc. In addition, the shareholders of StupidPC, Inc. were granted 2,000,000 options to purchase common stock of the Company at $0.20 per share. These options vested immediately upon the merger and were granted to shareholders in proportion to their original ownership in StupidPC, Inc. The options expire in November 2003. At the date of the merger, StupidPC, Inc. had 3,358,000 common shares issued and outstanding. StupidPC, Inc. and World Net Holdings, Inc. executed the merger transaction as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Stupid PC, Inc. and World Net Holdings, Inc. did not recognize any gain or loss as the result of the merger. Effective December 14, 1998, the name of World Net Holdings, Inc. was changed to StupidPC, Inc. with the Certificate of Incorporation being duly amended to reflect the change of name. Also, for consulting services regarding the merger, the Company issued fifty thousand warrants for purchase of the Company's common stock at $3.00 per share. These warrants expire in May 2009.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE E - LONG-TERM DEBT

                                                                            1999                      1998
                                                                     -----------------           ------------

Note payable with a bank, payable in monthly installments
          of $385 with the final payment due January 1, 2003.
          Interest is paid monthly at an interest rate of
          8.25%. The note is collateralized by a vehicle.            $     12,481                $     15,600

Note payable with a bank, payable in monthly installments of
          $433 with the final payment due January 1, 2003.
          Interest is paid monthly at an interest rate of
          8.25%. The note is collateralized by a vehicle.                  14,072                      17,600
                                                                     ------------                ------------
                                                                           26,553                      33,200
Less current portion                                                        7,927                       6,715
                                                                     ------------                ------------

                                                                     $     18,626                $     26,485
                                                                     ============                ============


Future maturities of long-term debt as of December 31, 1999, are as follows:

      Years ending
      December 31,
      ------------
         2000                                                        $      7,927
         2001                                                               8,606
         2002                                                               9,344
         2003                                                                 676
                                                                     ------------

                                                                     $     26,553
                                                                     ============

Short-term notes payable

The Company received loans totaling $100,873 from three private individuals at an interest rate of 10%, uncollaterized. Principal and accrued interest on these loans are due on June 21, 2000.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998



NOTE F - CONVERTIBLE DEBENTURES

         On July 31, 1999, the Company issued $1,200,000 of 8% Convertible Debentures due June 30, 2001 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. Proceeds were $1,200,000, less debt issuance costs of $132,500. In addition, the Company issued 120,000 common stock purchase warrants to the holders of the Debentures and 100,000 purchase warrants to a broker of the debenture transaction. The warrants, which expire on July 30, 2002, entitle the holder to purchase one common share of the common stock of the Company at the price of $5.50. The Debentures are convertible into shares of common stock of the Company at the lesser of (i) $6.25 per share or (ii) 80% of the market price of the common stock at the conversion date. The convertible debenture holder converted $50,000 of debentures into 26,042 shares of the Company's common stock at a conversion price of $1.92 on October 20, 1999.

         In connection with the issuance of the convertible debentures, $300,000 of the debt issuance proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount was recorded as financing costs on July 31, 1999 based on the convertible debentures being immediately convertible at the option of the holder.

         In connection with the issuance of 120,000 stock purchase warrants to debenture holders, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 86%, risk free interest rate of 5.5%, and an expected term of three years, and allocated $323,710 of the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase Warrants. This warrant value will be amortized to interest expense over the stated term of the debt which is 23 months. The 100,000 warrants issued to a broker of the debenture transaction were valued at $410,809 using the Black Scholes option pricing model utilizing the same assumptions as described above. This value was recorded as deferred financing costs.

         The related deferred financing costs is included as "Other Assets" in the Company's balance sheet to be amortized over the stated term of the debt, which is 23 months. Amortization expense in the amount of approximately $160,000 related to the issuance of warrants was recorded for the year ended December 31, 1999.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE G - COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         The Company leases space and office equipment under noncancelable leases which expire at various dates through December 2001. Approximate minimum lease payments under the leases are as follows: 2000, $97,000; 2001, $85,000; 2002, $76,000; 2003, $27,000; and 2004, $25,000.

         Rent expense was approximately $63,000 and $30,000 for the years ended December 31, 1999 and 1998, respectively.

         Litigation

         The Company is involved in a lawsuit where the plaintiff is alleging ownership of certain shares of StupidPC, Inc. prior to the merger. The Company's transfer agent is holding these shares in escrow pending the outcome of the lawsuit. Based on the outcome of this lawsuit, all of these shares will be issued, either to the plaintiff in the lawsuit or to the original shareholders of StupidPC, Inc. in proportion to their ownership prior to the merger.

         The Company has also received a claim by a former director to alleged entitlement to the exercise of 750,000 options on common stock at a nominal exercise price. Management of the Company believes it has an adequate defense to this claim, but if it is resolved unfavorably to the Company, it could result in the exercise of these options and the issuance of these shares of common stock.

         The Company is also involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE H - PRIVATE PLACEMENT OFFERINGS

         During 1998, the Company entered into an agreement to sell up to 200,000 common shares at $1.80 per share in a private placement offering. At December 31, 1998, 75,000 shares had been sold and the Company received $135,000 in proceeds. During 1999, an additional 50,000 of common shares were sold at $1.80 resulting in net proceeds of $90,000 and 40,000 common shares were sold at $2.00 resulting in proceeds of $80,000.

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE I - CAPITAL STOCK

   At December 31, 1999 and 1998, the Company had the following classes of capital stock:

         Common Stock - authorized 30,000,000 shares of no par value with 6,236,292 and 6,064,250 shares issued and outstanding on December 31, 1999 and 1998, respectively.

         Class B Common Stock - authorized 10,000,000 shares of no par value with no shares issued and outstanding.

         Class C Common Stock - authorized 20,000,000 shares at no par value with no shares issued and outstanding.

         Preferred Stock - authorized 20,100,000 shares of no par value with no shares issued and outstanding.

   During 1999, the Company issued 36,000 common shares to certain key employees. Compensation expense in the amount of $87,840 was recorded for the year ended December 31, 1999 related to this issuance. Also the Company issued 20,000 shares of common stock relating to the settlement of certain litigation. The Company recorded $88,800 of expense for the year ended December 31, 1999 related to this settlement. Also, a convertible debenture holder converted $50,000 of debentures into 26,042 shares of the Company's common stock on October 20, 1999 (see Note F).


NOTE J - NET LOSS PER SHARE

   Loss per common share was computed as follows:

                                                                         1999                        1998
                                                                     -----------                 -----------
     Numerator for basic and diluted
       loss per share - net loss                                     $(1,752,655)                $  (436,387)
                                                                     ===========                 ===========

     Denominator for basic loss per
       share - weighted average shares                                 6,187,935                   3,756,273
     Effect of dilutive stock options and warrants                            --                          --
                                                                     -----------                 -----------

     Denominator for diluted loss per share -
       adjusted weighted average shares                                6,187,935                   3,756,273
                                                                     ===========                 ===========

                                 StupidPC, Inc.

                           December 31, 1999 and 1998


NOTE J - NET LOSS PER SHARE - Continued

                                                1999           1998
                                              --------       --------

Basic loss per share                          $   (.28)      $  (0.12)
                                              ========       ========

Diluted loss per share                        $   (.28)      $  (0.12)
                                              ========       ========


   Although the agreement called for 4,000,000 shares to be issued at the time of the reverse acquisition, the transfer agent is holding 451,458 of these shares in escrow pending the outcome of certain litigation (see Note G). For purposes of loss per share calculations, these shares are considered as issued on the effective date of the reverse acquisition.



NOTE K - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance at December 31, 1999 summarized as follows:

Deferred tax assets:
   Operating loss carryforwards                              $   675,907
                                                             -----------

     Gross deferred tax asset                                    675,907

   Deferred tax asset valuation allowance                       (675,907)
                                                             -----------
     Net deferred tax asset                                  $        --
                                                             ===========

   At December 31, 1999 the Company had operating loss carryforwards for income tax purposes of approximately $1,904,556 available to reduce future taxable income which expires as follows:


     Year                                                 Net Operating Loss
     ----                                                 ------------------

     2013                                                   $  172,000
     2019                                                      409,393
     2020                                                    1,323,163

        Report of Independent Certified Public Accountants on Schedule II






Board of Directors
StupidPC, Inc.



In connection with our audit of the financial statements of StupidPC, Inc. referred to in our report dated February 18, 2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 1999 and 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ended December 31, 1999 and 1998.

Grant Thornton LLP

Atlanta, Georgia
February 18, 2000

                                 StupidPC, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 For the years ended December 31, 1999 and 1998



           Column A                      Column B            Column C          Column D        Column E
---------------------------------      ------------      ---------------     ------------      --------

                                         Balance at                                            Balance at
                                        beginning of                          Deductions -       end of
           Description                    period            Additions         describe (a)       period
---------------------------------      ------------      ---------------     ------------      --------
Year ended December 31, 1999
   Allowance for doubtful
     accounts receivable               $      5,115      $         8,920     $          -     $   14,035
   Deferred tax asset allowance        $    225,293      $       450,614     $          -     $  675,907

Year ended December 31, 1998
   Allowance for doubtful
     accounts receivable               $          -      $         5,115     $          -     $    5,115
   Deferred tax asset allowance        $     66,320      $       158,973     $          -     $  225,293

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STUPIDPC, INC.


                                         By: /s/ Stephen B. Brannon
                                         ---------------------------------------
                                             Stephen B. Brannon
                                             President, Chief Executive Officer,
                                             and Director

Dated:   April 14, 2000

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         /s/ Stephen B. Brannon                       Title
-----------------------------------                   -----
         Stephen B. Brannon                  President, Chief Executive
         April 14, 2000                      Officer and Director (Principal
                                             Executive Officer and Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 2.1*             Amended Agreement and Plan of Share Exchange, dated November
                  12, 1998, by and between StupidPC, Inc., World Net Holdings,
                  Inc., Bart Brannon, Donald H. Sigler, Herb Harris, River
                  Rapids, Ltd. and PC-U Inc.
 3.1*             Revised and Restated Articles of Incorporation of StupidPC,
                  Inc.
 3.2*             Revised and Restated Bylaws of StupidPC, Inc.
 4.1*             See Exhibits 3.1 and 3.2 for provisions of the Articles of
                  Incorporation and the Bylaws defining the rights of the
                  holders of common stock of StupidPC, Inc.
 4.2*             Specimen common stock certificate.
10.1*             Convertible Debenture and Warrants Purchase Agreement dated as of July 15, 1998
10.2*             StupidPC, Inc. Stock Purchase Warrant, dated May 14, 1999, issued to Gerald Sullivan for 50,000 shares of common stock.
10.3*             Stock Repurchase Contract, dated April 10, 1998, by and
                  between StupidPC, Inc. and Gary L. German.
10.4*             Stock Option Agreement, dated July 25, 1997, issued to Gary L.
                  German for 750,000 shares of common stock.
10.5*             Business Lease, dated September 23, 1999, by and between D & B
                  No. 3, LLP and StupidPC, Inc.
10.6*             Commercial Lease, dated December 28, 1998, between Deborah L.
                  Deavers and StupidPC, Inc.
10.7*             Maintenance Service Agreement, dated April 9, 1999, by and between Integrated Automation International and StupidPC, Inc.
10.8*             Virtual Internet Service Provider (ISP) Full Suite Solution
                  Agreement, dated as of November 12, 1999, by and between Cable
                  & Wireless USA, Inc. and StupidPC, Inc.
10.9*             Office Warehouse Lease Agreement, dated as of December, 1999, by and between AP Southeast Portfolio Partners, L.P. and
                  StupidPC, Inc.
23.1              Consent of Grant Thornton LLP.
24.1              Power of Attorney (included on signature page hereto).
27.1              Financial Data Schedule (for SEC use only).

-------------------------

* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-87353) and incorporated by reference herein.

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

         None.