Form 10QSB
period 2000-03-31
STUPID PC INC /GA
filed 2000-05-19
CIK 1047551

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  000-28721

                                 STUPIDPC, INC.
             (Exact name of registrant as specified in its charter)


            Georgia                                     582321232
          -----------                                ---------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


  6690 Jones Mill Court, Suite A
         Norcross, Georgia                                77356
 -------------------------------------                 ------------
(Address of Principal Executive Office)                (Zip Code)


Issuer's telephone number, including area code:       (770) 448-4150


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

         As of March 31, 2000 the registrant had 6,693,415 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No  [X]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS


                                 StupidPC, Inc.
                                 BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                   March 31,     December 31,
                                                     2000            1999
                                                  ---------      -----------
CURRENT ASSETS
   Cash and short-term investments                $      --       $   2,857
   Trade accounts receivable                         96,820         112,993
   Inventories                                      235,407         148,055
   Prepaid expenses and other current assets          6,241          19,376
                                                  ---------       ---------

       Total current assets                         338,468         283,281

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                    87,055          74,623
   Vehicles                                          55,482          55,482
                                                  ---------       ---------
                                                    142,537         130,105
   Less accumulated depreciation                    (45,626)        (37,626)
                                                  ---------       ---------

       Net property and equipment                    96,911          92,479

OTHER ASSETS
   Deferred financing cost                          274,779         425,196
   Deposits                                           7,075           7,075
                                                  ---------       ---------

       Total other assets                           281,854         432,271
                                                  ---------       ---------

                                                  $ 717,233       $ 808,031
                                                  =========       =========

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   March 31,     December 31,
                                                     2000            1999
                                                  ---------      -----------
CURRENT LIABILITIES
   Current maturities of long term debt         $     8,203     $     7,927
   Note payable to officer                           35,000              --
   Notes payable                                    165,873         100,873
   Trade accounts payable                           582,849         387,965
   Accrued expenses                                 245,945         190,619
                                                  ---------       ---------

       Total current liabilities                  1,037,870         687,384

LONG-TERM DEBT, net of current maturities            16,444          18,626

CONVERTIBLE DEBENTURES                              656,663         896,663

SHAREHOLDERS' DEFICIT
   Capital stock (Note E)                         2,122,018       1,566,659
   Accumulated deficit                           (3,115,762)     (2,361,301)
                                                  ---------       ---------

       Total shareholders' deficit                 (993,744)       (794,642)
                                                  ---------       ---------



                                                $   717,233     $   808,031
                                                  =========       =========

  The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                    2000             1999
                                                  ---------       ---------
Revenue
   Product sales                                  $ 815,178       $ 904,887
                                                  ---------       ---------
Costs and expenses
   Cost of product sales                            697,487         740,192
   Selling, general and
     administrative                                 698,229         332,665
                                                  ---------       ---------
                                                  1,395,716       1,072,857

                                                  ---------       ---------
Loss from Operations                               (580,538)       (167,970)
Other income (expense)
   Interest income                                       --             164
   Interest and financing costs                    (173,923)           (230)
                                                  ---------       ---------
         Net loss before
           income taxes                            (754,461)       (168,036)


Income tax expense (benefit)                             --              --
                                                  ---------       ---------
         Net loss                                 $(754,461)      $(168,036)
                                                  =========       =========

Net loss per common share
   Basic                                          $   (0.12)      $   (0.03)
                                                  =========       =========

   Diluted                                        $   (0.12)      $   (0.03)
                                                  =========       =========
Weighted average shares
   Basic                                          6,434,906       6,133,361
   Diluted                                        6,434,906       6,133,361

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (Unaudited)


                                          Number of       Capital        Accumulated
                                           shares          stock           deficit           Total
                                          ---------      ----------      -----------       ---------
Balance, December 31, 1999                6,236,292      $1,566,659      $(2,361,301)      $(794,642)


Issuance of stock for services              187,663         310,603               --         310,603


Conversion of convertible debentures        269,460         244,756               --         244,756


Net loss for the period                          --              --         (754,461)       (754,461)
                                          ---------      ----------      -----------       ---------


Balance, March 31, 2000                   6,693,415      $2,122,018      $(3,115,762)      $(993,744)
                                          =========      ==========      ===========       =========

The accompanying notes are an integral part of this statement.

                                 StupidPC, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months
                                                                                  Ended March 31,
                                                                      -----------------------------------
                                                                         2000                     1999
                                                                      ---------                 ---------
Cash flows from operating activities:
   Net loss                                                           $(754,461)                $(168,036)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                    158,417                     4,128
       Issuance of stock to employees                                        --                    87,840
       Issuance of common stock for services                            310,603                        --
       Change in assets and liabilities:
         Accounts receivable                                             16,173                    (8,245)
         Inventories                                                    (87,352)                  (36,407)
         Prepaid expenses and other current assets                       13,135                        --
         Other assets                                                        --                      (300)
         Trade accounts payable                                         194,884                  (113,106)
         Accrued expenses                                                60,081                       927
                                                                      ---------                 ---------

             Net cash used in operating activities                      (88,520)                 (233,199)
                                                                      ---------                 ---------

Cash flows from investing activities:
   Purchase of property and equipment                                   (12,432)                   (8,170)
                                                                      ---------                 ---------

              Net cash used in investing activities                     (12,432)                   (8,170)
                                                                      ---------                 ---------
Cash flows from financing activities:
   Repayment of long-term debt                                           (1,905)                   (1,171)
   Proceeds from notes payable                                          100,000                        --
   Proceeds from issuance of common stock                                    --                   170,000
                                                                      ---------                 ---------

         Net cash provided by financing activities                       98,095                   168,829
                                                                      ---------                 ---------

Net decrease in cash and short-term investments                          (2,857)                  (72,540)

Cash and short-term investments at beginning of period                    2,857                    72,540
                                                                      ---------                 ---------

Cash and short-term investments at end of period                      $      --                 $      --
                                                                      =========                 =========

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000



NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in the Form 10-KSB filed by the Company.


NOTE B - LOSS PER SHARE

   Net loss per share was computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible debentures. Due to the Company's net loss, the amounts reported for basic and diluted are the same for both periods presented.


NOTE C - CONVERTIBLE DEBENTURES

   On July 31, 1999, the Company issued $1,200,000 of 8% Convertible Debentures due June 30, 2001 (the "Debentures"). Proceeds were $1,200,000, less debt issuance costs of $132,500. In addition, the Company issued 120,000 common stock purchase warrants to the holders of the Debentures and 100,000 purchase warrants to a broker of the debenture transaction. The warrants, which expire on July 30, 2002, entitle the holder to purchase one common share of the common stock of the Company at the price of $5.50. The Debentures are convertible into shares of common stock of the Company at the lesser of (i) $6.25 per share or (ii) 80% of the market price of the common stock at the conversion date. The convertible debenture holder converted $50,000 of convertible debentures into 26,042 shares at a conversion price of $1.92 on October 20, 1999. During the quarter ended March 31, 2000, an additional $244,756, including accrued interest, of convertible debentures were converted into 269,460 shares of common stock.

                                 StupidPC, Inc.

                                   (Unaudited)

                                 March 31, 2000



NOTE C - CONVERTIBLE DEBENTURE - Continued

   In connection with the issuance of 120,000 stock purchase warrants to debenture holders during 1999, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 86%, risk free interest rate of 5.5%, and an expected term of three years, and allocated $323,710 of the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase Warrants. This warrant value will be amortized to interest expense over the stated term of the debt, which is 23 months. The 100,000 warrants issued to a broker of the debenture transaction were valued at $410,809 using the Black Scholes option pricing model utilizing the same assumptions as described above. This value was recorded as deferred financing costs.

   The related deferred financing costs is included as "Other Assets" in the Company's balance sheet to be amortized over the stated term of the debt, which is 23 months. Amortization expense in the amount of approximately $150,000 was recorded for the quarter ended March 31, 2000.


NOTE D - SHORT-TERM NOTES PAYABLE

   During 1999, the Company received loans totaling $100,873 from three private individuals at an interest rate of 10%. Principal and accrued interest on these loans are due on June 21, 2000. During the quarter ended March 31, 2000, the Company received an additional loan from a private individual in the amount of $65,000. Interest accrues on the loan at 10% with principal and interest due August 30, 2000. All short-term notes are uncollateralized.


NOTE E - CAPITAL STOCK

     At March 31, 2000 and December 31, 1999, the Company has the following classes of capital stock:

        Common Stock - authorized 30,000,000 shares of no par value with 6,693,415 and 6,236,292 shares issued and outstanding on March 31, 2000 and December 31, 1999, respectively.

        Class B Common Stock - authorized 10,000,000 shares of no par value with no shares issued and outstanding.

        Class C Common Stock - authorized 20,000,000 shares at no par value with no shares issued and outstanding.

        Preferred Stock - authorized 20,100,000 shares of no par value with no shares issued and outstanding.

                                 StupidPC, Inc.

                                   (Unaudited)

                                 March 31, 2000



NOTE F - COMMITMENTS AND CONTINGENCIES

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         StupidPC, Inc. cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-QSB that is not a statement of historical fact may be deemed to be a forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's history of losses, its need for additional financing and its competitive marketing environment. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-QSB, the terms "StupidPC," the "Company" and "we" refer to StupidPC, Inc.

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and accompanying notes thereto of the Company contained elsewhere in this Quarterly Report on Form 10-QSB.

         StupidPC designs, assembles and sells affordably-priced customized personal computer systems. We provide the intimidated consumer a means for entering the high-tech world of computers without apprehension of investing in machinery and peripherals in which they have little or no experience. We market our products and services from two retail locations in the Atlanta area, as well on our website at www.stupidpc.com.

RESULTS OF OPERATIONS

         Since our inception in June 1997, we have engaged principally in the development of the technology and activities related to the commencement of our business operations. Accordingly, our historical results of operations are not indicative of, and should not be relied upon, as an indicator of our future performance.

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

QUARTER ENDING MARCH 31, 2000 COMPARED TO QUARTER ENDING MARCH 31, 1999

         Revenues. Revenues for the Quarter ended March 31, 2000 were $815,178, an approximately 10% decrease from revenues of $904,887 for the Quarter ended March 31, 1999. Revenues decreased during this period as a result of a decrease in the number of units sold. During the First Quarter of 2000, we sold approximately 613 units compared with 678 units during the First Quarter of 1999, approximately a 10% decrease. The average price for a unit for the same periods was approximately equal. We believe that the decrease in the number of units sold is a result of increased competition in the lower end retail computer market and offers of significant rebates by large retailers.

         Cost of Product Sales. Cost of product sales was $697,487 for the First Quarter of 2000, a decrease of approximately 6% from cost of product sales of approximately $740,192 for the First Quarter of 1999. This decrease is a function of fewer units sold offset by increased prices for components.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $698,229 for the First Quarter of 2000, an increase of approximately 110% from selling, general and administrative costs of $332,665 for the First Quarter of 1999. These expenses increased primarily as a result of increased costs associated with stock issuances for outside services, additional personnel, accounting and legal services, as well as an increase in advertising expenditures.

         Other Income (Expense). During the First Quarter of 2000, we incurred $173,923 of interest and financing costs, a substantial increase over the 1999 period expenditures of $230. This increase is related to the July 1999 issuance of our 8% convertible debentures.

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

         Net Loss. For the reasons stated above, we incurred a net loss of 754,461, or $0.12 per share, for the First Quarter of 2000 compared with a net loss of $168,036 or $0.03 per share, for the First Quarter of 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through operations and from the sale of securities. As of March 31, 2000, we had an accumulated deficit of $3,115,762.

         Net cash used in our operating activities for the period was $88,520 and $233,199 for the Quarter ending March 31, 2000 and the Quarter ending March 31, 1999, respectively. The net cash used in operations during these periods was primarily due to net losses and increases in current assets, offset by increases in accounts payable and accrued liabilities.

         We believe that cash from operations will only be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through the remaining three quarters of 2000. As a result, we will need to secure additional financing to open new retail locations or to meet higher-than-expected product sales. We may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. We cannot guarantee that we will be able to obtain additional financing, or that such financing, if obtained, will be on satisfactory terms. If sufficient financing is not available or is not available on satisfactory terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

         -        purchase computer components and equipment;
         - take advantage of future opportunities, such as opening a new retail outlet; or
         - respond to changing consumer needs and technological innovations.

         Any of these events could seriously harm our business, financial condition and results of operations.

         We expect to experience substantial negative cash flow for at least the next several months due to continued development of our products and our Internet distribution channel, including the costs of advertising and marketing associated with these developments. Our future cash requirements, as well as our revenues, will depend on a number of factors including:

         - the number of new retail locations opened, the timing of the openings and products to be offered;
         - the rate at which customers purchase our products and the pricing of such products;
         - the level of marketing required to attract and retain customers and to attain a competitive position in the marketplace;
         -        the success or failure of any joint marketing programs; and

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

                                     PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are to be filed as part of this Form 10-QSB:

          EXHIBIT NO.     IDENTIFICATION OF EXHIBIT
          Exhibit 3.1(1)   Articles of Incorporation of StupidPC, Inc.

          Exhibit 3.2(1)   Bylaws of StupidPC, Inc.

          Exhibit 4.1(1)   See Exhibits 3.1 and 3.2 for provisions in the
                           Articles of Incorporation and the Bylaws defining the rights of the holders of common stock of StupidPC, Inc.

          Exhibit 4.2 (1)  Specimen common stock certificate

          Exhibit 27.1     Financial  Data  Schedule

         (1) Filed previously on registration statement Form SB-2 SEC File No. 333-87353 and incorporated by reference herein.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the first quarter of 2000.



                                   SIGNATURES

         In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.

                                         StupidPC, Inc.


Date:  May 19, 2000                     By: /s/ Stephen B. Brannon
                                            ------------------------------------
                                            Stephen B. Brannon
                                            President, Chief Executive Officer,
                                            Director (Principal Executive
                                            Officer and Principal Financial and
                                            Accounting Officer)