Form 10QSB
period 2000-06-30
STUPID PC INC /GA
filed 2000-08-14
CIK 1047551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  000-28721

                                 STUPIDPC, INC.
             (Exact name of registrant as specified in its charter)


               Georgia                                   582321232
   --------------------------------         ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    6690 Jones Mill Court, Suite A
           Norcross, Georgia                              77356
   --------------------------------------         ---------------------
   (Address of Principal Executive Office)              (Zip Code)

    Issuer's telephone number, including area code:   (770) 448-4150

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

         As of June 30, 2000 the registrant had 6,733,415 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No  [X]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                                 StupidPC, Inc.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                             June 30,      December 31,
                                                               2000            1999
                                                            ---------      ------------
CURRENT ASSETS
   Cash and short-term investments                          $      --       $   2,857
   Trade accounts receivable                                   69,971         112,993
   Inventories                                                211,762         148,055
   Prepaid expenses and other current assets                    6,240          19,376
                                                            ---------       ---------

       Total current assets                                   287,973         283,281

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                              87,056          74,623
   Vehicles                                                    55,482          55,482
                                                            ---------       ---------
                                                              142,538         130,105
   Less accumulated depreciation                              (53,626)        (37,626)
                                                            ---------       ---------

           Net property and equipment                          88,912          92,479

OTHER ASSETS
   Deferred financing cost                                    220,183         425,196
   Deposits                                                     7,075           7,075
                                                            ---------       ---------
           Total other assets                                 227,258         432,271
                                                            ---------       ---------

                                                            $ 604,143       $ 808,031
                                                            =========       =========

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                                 BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                           June 30,        December 31,
                                                             2000              1999
                                                         -----------       ------------
CURRENT LIABILITIES
   Current maturities of long term debt                  $     8,259       $     7,927
   Note payable to officer                                    35,000                --
   Notes payable                                             125,873           100,873
   Trade accounts payable                                    669,718           387,965
   Accrued expenses                                          264,145           190,619
                                                         -----------       -----------

       Total current liabilities                           1,102,995           687,384

LONG-TERM DEBT, net of current maturities                     14,443            18,626

CONVERTIBLE DEBENTURES                                       656,663           896,663

SHAREHOLDERS' DEFICIT
   Capital stock (Note E)                                  2,162,017         1,566,659
   Accumulated deficit                                    (3,331,975)       (2,361,301)
                                                         -----------       -----------

         Total shareholders' deficit                      (1,169,958)         (794,642)
                                                         -----------       -----------

                                                         $   604,143       $   808,031
                                                         ===========       ===========

                                 StupidPC, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months
                                                       Ended June 30,
                                               -----------------------------
                                                   2000              1999
                                               -----------       -----------
Revenue
   Product sales                               $   640,019       $   938,767
                                               -----------       -----------
Costs and expenses
   Cost of product sales                           499,495           782,814
     Selling, general and
     administrative                                283,518           237,422
                                               -----------       -----------
                                                   783,013         1,020,236
                                               -----------       -----------

Loss from Operations                              (142,994)          (81,469)
Other income (expense)
   Interest income                                      86                --
   Interest and financing costs                    (73,305)             (667)
                                               -----------       -----------
         Net loss before
           income taxes                           (216,213)          (82,136)

Income tax expense (benefit)                            --                --
                                               -----------       -----------
         Net loss                              $  (216,213)      $   (82,136)
                                               ===========       ===========

Net loss per common share
   Basic                                       $      (.03)      $      (.01)
                                               ===========       ===========

   Diluted                                     $      (.03)      $      (.01)
                                               ===========       ===========
Weighted average shares
   Basic                                       $ 6,710,558       $ 6,133,361
   Diluted                                     $ 6,710,558       $ 6,133,361

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months
                                                      Ended June 30,
                                               -----------------------------
                                                   2000               1999
                                               -----------       -----------
Revenue
   Product sales                               $ 1,455,197       $ 1,843,654
                                               -----------       -----------
Costs and expenses
   Cost of product sales                         1,196,982         1,523,006
   Selling, general and
     administrative                                981,747           578,087
                                               -----------       -----------
                                                 2,178,729         2,101,093
                                               -----------       -----------

Loss from Operations                              (723,532)         (257,439)
Other income (expense)
   Interest income                                      86               165
   Interest and financing costs                   (247,228)             (898)
                                               -----------       -----------
         Net loss before
           income taxes                           (970,674)         (258,172)

Income tax expense (benefit)                            --                --
                                               -----------       -----------
         Net loss                              $  (970,674)      $  (258,172)
                                               ===========       ===========

Net loss per common share
   Basic                                       $     (0.15)      $      (.04)
                                               ===========       ===========

   Diluted                                     $     (0.15)      $      (.04)
                                               ===========       ===========
Weighted average shares
   Basic                                       $ 6,572,732       $ 6,190,250
   Diluted                                     $ 6,572,732       $ 6,190,250

                                 StupidPC, Inc.

                       STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (Unaudited)

                                          Number of       Capital        Accumulated
                                            shares         stock           deficit            Total
                                          ---------      ----------      -----------       -----------
Balance, December 31, 1999                6,236,292      $1,566,659      $(2,361,301)      $  (794,642)

Issuance of stock for services              187,663         310,602               --           310,602

Conversion of convertible debentures        269,460         244,756               --           244,756

Exercise of warrants                         40,000          40,000               --            40,000

Net loss for the period                          --              --         (970,674)         (970,674)
                                          ---------      ----------      -----------       -----------

Balance, June 30, 2000                    6,733,415      $2,162,017      $(3,331,975)      $(1,169,958)
                                          =========      ==========      ===========       ===========

The accompanying notes are an integral part of this statement.

                                 StupidPC, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months
                                                                 Ended June 30,
                                                            -------------------------
                                                               2000           1999
                                                            ---------       ---------
Cash flows from operating activities:
   Net loss                                                 $(970,674)      $(258,172)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                          221,013           8,258
       Issuance of stock to employees                              --          87,840
       Issuance of common stock for services                  310,603              --
       Change in assets and liabilities:
         Accounts receivable                                   43,022         (44,472)
         Inventories                                          (63,707)         (5,013)
         Prepaid expenses and other current assets             13,136              --
         Other assets                                              --            (302)
         Trade accounts payable                               281,753        (140,401)
         Accrued expenses                                      78,281          29,380
                                                            ---------       ---------

             Net cash used in operating activities            (86,573)       (322,882)
                                                            ---------       ---------

Cash flows from investing activities:
   Purchase of property and equipment                         (12,433)        (10,770)
                                                            ---------       ---------

              Net cash used in investing activities           (12,433)        (10,770)
                                                            ---------       ---------

Cash flows from financing activities:
   Repayment of long-term debt                                 (3,851)         (2,958)
   Net Proceeds from notes payable                             60,000         100,873
   Proceeds from exercise of warrants                          40,000              --
   Proceeds from issuance of common stock                          --         170,000
                                                            ---------       ---------

         Net cash provided by financing activities             96,149         267,915
                                                            ---------       ---------

Net decrease in cash and short-term investments                (2,857)        (65,737)

Cash and short-term investments at beginning of year            2,857          72,540
                                                            ---------       ---------

Cash and short-term investments at end of year              $      --       $   6,803
                                                            =========       =========

The accompanying notes are an integral part of these statements.

                                 StupidPC, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in the Form 10-K filed by the Company.

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

NOTE C - CONVERTIBLE DEBENTURES

   On July 31, 1999, the Company issued $1,200,000 of 8% Convertible Debentures due June 30, 2001 (the "Debentures"). Proceeds were $1,200,000, less debt issuance costs of $132,500. In addition, the Company issued 120,000 common stock purchase warrants to the holders of the Debentures and 100,000 purchase warrants to a broker of the debenture transaction. The warrants, which expire on July 30, 2002, entitle the holder to purchase one common share of the common stock of the Company at the price of $5.50. The Debentures are convertible into shares of common stock of the Company at the lesser of (i) $6.25 per share or (ii) 80% of the market price of the common stock at the conversion date. The convertible debenture holder converted $50,000 of convertible debentures into 26,042 shares at a conversion price of $1.92 on October 20, 1999. During the six months ended June 30, 2000, an additional $244,756, including accrued interest, of convertible debentures were converted into 269,460 shares of common stock.

                                 StupidPC, Inc.

                                   (Unaudited)

                                  June 30, 2000

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

   The related deferred financing costs is included as "Other Assets" in the Company's balance sheet to be amortized over the stated term of the debt, which is 23 months. Amortization expense in the amount of approximately $200,000 and $55,000 was recorded for the six months and quarter ended June 30, 2000, respectively.

NOTE D - SHORT-TERM NOTES PAYABLE

   During 1999, the Company received loans totaling $100,873 from three private individuals at an interest rate of 10%. Principal and accrued interest on these loans are due on June 21, 2001. During the quarter ended March 31, 2000, the Company received an additional loan from a private individual in the amount of $65,000. Interest accrues on the loan at 10% with principal and interest due August 30, 2000. All short-term notes are uncollateralized.

NOTE E - CAPITAL STOCK

     At June 30, 2000 and December 31, 1999, the Company has the following classes of capital stock:

      Common Stock - authorized 30,000,000 shares of no par value with 6,733,415 and 6,236,292 shares issued and outstanding on June 30, 2000 and December 31, 1999, respectively.

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

                                  June 30, 2000

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

         StupidPC, Inc. cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-QSB that is not a statement of historical fact may be deemed to be a forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's history of losses, its need for additional financing and its competitive marketing environment. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-QSB, the terms "StupidPC," the "Company" and "we" refer to StupidPC, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues for the Quarter ended June 30, 2000 were $640,019, a 32% decrease from revenues of $938,767 for the Quarter ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $1,455,197, a 21% decrease from revenues of $1,843,654 for the six months ended June 30, 1999. Revenues decreased during this period as a result of a decrease in the number of units sold. During the Second Quarter of 2000, we sold approximately 425 units compared with 733 units during the Second Quarter of 1999, a 42% decrease. The average price for a unit for the same periods was approximately equal. We believe that the decrease in the number of units sold is a result of increased competition in the lower end retail computer market and offers of significant rebates by large retailers.

         COST OF PRODUCT SALES. Cost of product sales was $499,495 for the Second Quarter of 2000, a decrease of 36% from cost of product sales of $782,814 for the Second Quarter of 1999. Cost of product sales was $1,196,982 for the six months ended June 30, 2000, a 21% decrease from cost of product sales of 1,523,006 for the six months ended June 30, 1999. This decrease is a function of fewer units sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $283,518 for the Second Quarter of 2000, an increase of 19% from selling, general and administrative costs of $237,422 for the Second Quarter of 1999. Selling, general and administrative expenses were $981,747 for the six months ended June 30, 2000, an increase of 70% from $578,087 for the six months ended June 30, 1999. These expenses increased primarily as a result of increased costs for additional personnel, accounting and legal services, as well as an increase in advertising expenditures.

         OTHER INCOME (EXPENSE). During the Second Quarter of 2000 and the six months ended June 30, 2000, we incurred $73,305 and $247,228 of interest and financing costs, respectively, a substantial increase over the 1999 same period expenditures of $667 and $898. This increase is related to the July 1999 issuance of our 8% convertible debentures.

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

         NET LOSS. For the reasons stated above, we incurred a net loss of $216,213, or $0.03 per share, for the Second Quarter of 2000 compared with a net loss of $82,136 or $0.01 per share, for the Second Quarter of 1999, and a net loss of $970,674, or $0.15 per share, for the six months ended June 30, 2000 compared with a net loss of $258,172, or $0.04 per share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through operations and from the sale of our securities. As of June 30, 2000, we had an accumulated deficit of $3,331,975.

         Net cash used in our operating activities for the period was $86,573 and $322,882 for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. The net cash used in operations during these periods was primarily due to net losses and increases in current assets, offset by increases in accounts payable and accrued liabilities.

         We believe that the net proceeds from the sale of our 8% debentures and cash from operations will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, only through the remaining two quarters of 2000. As a result, we will need to secure additional financing to open new retail locations or to meet higher-than-expected product sales. We may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. We cannot guarantee that we will be able to obtain additional financing, or that such financing, if obtained, will be on satisfactory terms. If sufficient financing is not available or is not available on satisfactory terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

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

         We expect to experience substantial negative cash flow for at least the next several months due to continued development of our products and our Internet distribution channel including the costs of advertising and marketing associated with these. Our future cash requirements, as well as our revenues, will depend on a number of factors including:

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

          Exhibit 27.1     Financial Data Schedule (for SEC use only)

         (1) Filed previously on registration statement Form SB-2 SEC File No. 333-87353 and incorporated by reference herein.

    (b) Reports on Form 8-K.

        None.


                                   SIGNATURES

         In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.

                                       StupidPC, Inc.


Date:  August 14, 2000                 By: /s/ Stephen B. Brannon
                                          -----------------------------------
                                          Stephen B. Brannon
                                          President, Chief Executive Officer,
                                          Director (Principal Executive
                                          Officer and Principal Financial and
                                          Accounting Officer)