Form 10QSB
period 2000-09-30
WEBCATALYST INC
filed 2000-11-14
CIK 1047551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
-------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 000-28721

                                 WEBCATALYST, INC.
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

Yes  [X]  No  [ ]

         As of September 30, 2000 the registrant had 9,079,750 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]  No  [X]

                               WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                          CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                           September 30,           December 31,
                                                                2000                   1999
                                                           ------------            ------------
                                                           (unaudited)
CURRENT ASSETS
   Cash and short-term investments                         $   310,929                $   2,857
   Trade accounts receivable                                   168,564                  112,993
   Inventories                                                 211,762                  148,055
   Prepaid expenses and other current assets                     3,015                   19,376
                                                           -----------                ---------

       Total current assets                                    694,270                  283,281

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                              132,267                   74,623
   Vehicles                                                     55,482                   55,482
                                                           -----------                ---------
                                                               187,749                  130,105
   Less accumulated depreciation                               (60,226)                 (37,626)
                                                           -----------                ---------
           Net property and equipment                          127,523                   92,479

OTHER ASSETS
   Goodwill, net                                             1,152,211                       --
   Deferred financing cost                                     250,518                  425,196
   Deposits                                                      7,075                    7,075
           Total other assets                                1,409,804                  432,271

                                                           $ 2,231,597                $ 808,031
                                                           ===========                =========




The accompanying notes are an integral part of these statements.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                           CONSOLIDATED BALANCE SHEETS





                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                        September 30,             December 31,
                                                            2000                       1999
                                                        -----------                -----------
                                                        (unaudited)
CURRENT LIABILITIES
   Current maturities of long term debt                 $     8,431                $     7,927
   Note payable to officer                                   35,000                         --
   Note payable to related party                            113,185                         --
   Notes payable                                             70,873                    100,873
   Trade accounts payable                                   670,399                    387,965
   Accrued expenses                                         234,694                    190,619
   Deferred revenue                                          50,197                         --
   Convertible debentures                                 1,099,540                         --
                                                        -----------                -----------

       Total current liabilities                          2,282,319                    687,384

LONG-TERM DEBT, net of current maturities                    20,256                     18,626

CONVERTIBLE DEBENTURES                                           --                    896,663

SHAREHOLDERS' DEFICIT
   Capital stock (Note E)                                 4,033,843                  1,566,659
   Accumulated deficit                                   (4,102,571)                (2,361,301)
                                                        -----------                -----------
                                                            (68,728)                  (794,642)
   Deferred stock compensation                               (2,250)                        --
                                                        -----------                -----------

         Total shareholders' deficit                        (70,978)                  (794,642)
                                                        -----------                -----------

                                                        $ 2,231,597                $   808,031
                                                        ===========                ===========

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months
                                                       Ended September 30,
                                              --------------------------------------
                                                   2000                       1999
                                              -----------                -----------
Revenue
   Product sales                              $   415,527                $   883,801
                                              -----------                -----------
Costs and expenses
   Cost of product sales                          329,284                    730,128
Selling, general and
     administrative                               238,554                    515,741
                                              -----------                -----------
                                                  567,838                  1,245,869

         Loss from Operations                    (152,311)                  (362,068)
Other income (expense)
   Interest income                                    199                      2,565
   Interest and financing costs                  (618,484)                  (375,394)
                                              -----------                -----------
         Net loss before
           income taxes                          (770,596)                  (734,897)

Income tax expense (benefit)                           --                         --
                                              -----------                -----------
         Net loss                             $  (770,596)               $  (734,897)
                                              ===========                ===========

Net loss per common share
   Basic                                      $     (0.10)               $     (0.12)
                                              ===========                ===========
   Diluted                                    $     (0.10)               $     (0.12)
                                              ===========                ===========

Weighted average shares
   Basic                                        7,737,127                  6,197,337
                                              ===========                ===========
   Diluted                                      7,737,127                  6,197,337
                                              ===========                ===========



The accompanying notes are an integral part of these statements.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months
                                              Ended September 30,
                                         ------------------------------
                                             2000              1999
                                         ------------      ------------

Revenue
   Product sales                         $  1,870,724      $  2,727,455
                                         ------------      ------------
Costs and expenses
   Cost of product sales                    1,526,266         2,253,134
   Selling, general and
     administrative                         1,220,301         1,093,828
                                         ------------      ------------
                                            2,746,567         3,346,962
                                         ------------      ------------

        Loss from Operations                 (875,843)         (619,507)

Other income (expense)
   Interest income                                285             1,832
   Interest and financing costs              (865,712)         (375,394)
                                         ------------      ------------
         Net loss before
           income taxes                    (1,741,270)         (993,069)

Income tax expense (benefit)                       --                --
                                         ------------      ------------
         Net loss                        $ (1,741,270)     $   (993,069)
                                         ============      ============

Net loss per common share
   Basic                                 $      (0.25)     $      (0.16)
                                         ============      ============
   Diluted                               $      (0.25)     $      (0.16)
                                         ============      ============
Weighted average shares
   Basic                                    6,963,697         6,144,726
                                         ============      ============
   Diluted                                  6,963,697         6,144,726
                                         ============      ============

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                Deferred
                                              Number of        Capital        Accumulated        stock
                                                shares          stock           deficit       compensation       Total
                                              ----------      ----------      ------------    ------------    ------------

Balance, December 31, 1999                     6,236,292      $1,566,659      $ (2,361,301)     $     --      $   (794,642)

Issuance of stock for services                   187,663         310,602                --            --           310,602

Conversion of convertible debentures             533,432         344,756                --            --           344,756

Exercise of warrants                              40,000          40,000                --            --            40,000

Private placement                                830,000         240,000                --            --           240,000

Issuance of stock for interest
  and penalties on convertible
  debentures                                     376,363         141,136                --            --           141,136

Issuance of stock in conjunction
  with acquisition of Webcat
  Online, Inc.                                   870,000         340,170                --            --           340,170

Issuance of warrants in conjunction
  with acquisition of Webcat,
  Online, Inc.                                        --         500,000                --            --           500,000

Issuance of stock to employees                     6,000           2,250                --        (2,250)               --

Beneficial conversion feature of
  convertible debentures                              --         225,000                --            --           225,000

Warrants issued to debenture holders                  --         323,270                --            --           323,270

Net loss for the period                               --              --        (1,741,270)           --        (1,741,270)
                                              ----------      ----------      ------------      --------      ------------

Balance, September 30, 2000                    9,079,750      $4,033,843      $ (4,102,571)     $ (2,250)     $    (70,978)
                                              ==========      ==========      ============      ========      ============

The accompanying notes are an integral part of this statement.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months
                                                                                 Ended September 30,
                                                                      ----------------------------------------
                                                                           2000                       1999
                                                                      -----------------     ------------------
Cash flows from operating activities:
   Net loss                                                           $(1,741,270)               $  (993,069)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                      721,425                    387,781
       Issuance of stock to employees                                          --                     87,840
       Issuance of common stock for services                              310,604                         --
       Issuance of common stock for penalties
         and interest in convertible debentures                           141,136                         --
       Change in assets and liabilities:
         Accounts receivable                                                3,530                    (70,377)
         Inventories                                                      (63,707)                   (63,824)
         Prepaid expenses and other current assets                         18,536                       (400)
         Other assets                                                          --                       (300)
         Trade accounts payable                                           271,503                   (393,831)
         Accrued expenses                                                  46,859                        611
                                                                       ----------                -----------
             Net cash used in operating activities                       (291,384)                (1,045,569)
                                                                       ----------                -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (13,033)                   (26,341)
   Cash paid for Webcat Online acquisition,
     net of cash acquired of $11,881                                     (233,673)                        --
                                                                       ----------                -----------
              Net cash used in investing activities                      (246,706)                   (26,341)
                                                                       ----------                -----------

Cash flows from financing activities:
   Net proceeds (payments) on notes payable                                  (838)                    96,090
   Proceeds from issuance of common stock                                 240,000                    170,000
   Proceeds from convertible debentures                                   675,000                  1,200,000
   Financing costs                                                       (108,000)                  (132,500)
   Exercise of warrants                                                    40,000                      4,000
                                                                       ----------                -----------
              Net cash provided by financing activities                   846,162                  1,337,590
                                                                       ----------                -----------

Net increase in cash and short-term investments                           308,072                    265,680

Cash and short-term investments at beginning of year                        2,857                     72,540
                                                                       ----------                -----------

Cash and short-term investments at end of year                         $  310,929                $   338,220
                                                                       ==========                ===========

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                              --------------------------------------
                                                                                    2000                  1999
                                                                              --------------        ----------------
Supplemental Schedule of Noncash Investing and Financing Activities


   Conversation of convertible debentures to stock                                $   340,000                $    --

   Stock issued for services                                                      $   310,602                $    --

   Stock issued for interest and penalties on convertible
     debentures                                                                   $   145,892                $    --

   Stock issued to employees                                                      $     2,250                $87,840

Acquisition of Webcat Online, Inc.

   Fair value of assets acquired                                                  $   117,769                $    --
   Goodwill                                                                         1,152,211                     --
   Cash paid                                                                         (245,554)                    --
   Stock and warrants issued                                                         (840,170)                    --
                                                                                  -----------                -------

   Liabilities assumed                                                            $   184,256                $    --
                                                                                  ===========                =======




The accompanying notes are an integral part of these statements.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

   The interim consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements and disclosures are adequate to make the information not misleading. It is suggested that these financial statements and notes be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in the Form 10-KSB filed by the Company.


NOTE B - ACQUISITION

   Pursuant to a Purchase and Sale Agreement (the "Agreement") between Webcat Online, Inc. ("Webcat"), Truco Enterprises, Inc. ("Truco") and Webcatalyst, Inc. (formerly known as StupidPC) (the "Company") dated September 29, 2000, the Company acquired from Truco 51% of the outstanding common stock of Webcat, a Texas corporation in the business of building and hosting web sites for small to medium size businesses, national associations, government entities, minority vendors and consumers. The consolidated financial statements include the accounts of the Company and Webcat from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation. Also, subsequent to September 30, 2000, the Company changed its name from StupidPC, Inc. to Webcatalyst, Inc.

   In consideration for the Webcat stock and the cancellation of approximately $500,000 of Webcat's indebtedness, Truco received from the Company (i) 870,000 shares of the Company's Common Stock, no par value; and (ii) a warrant for the purchase of 500,000 shares of the Company's Common Stock at $1.00 per share; and (iii) cash of $200,000 and related expenses of $45,554. The warrants are exercisable immediately and expire on September 29, 2010. The purchase price has been allocated to the face value of assets acquired and the excess of purchase price over face value has been allocated to goodwill in the amount of $1,152,211. This goodwill is to be amortized on a straight line basis over 3 years. There was no amortization of goodwill for the three and nine months ended September 30, 2000 as the effective date of the acquisition was September 30, 2000. The cash portion of the acquisition was financed through the issuance of $675,000 of convertible debentures.

   Upon the closing of the acquisition, the Company and Truco, which after the acquisition own, respectively, 51% and 49% of Webcat, entered into a Shareholders Agreement which imposes certain restrictions on the transfer by either party of their stock in Webcat, and provides for a right of first refusal in favor of the other party in the event of a third party offer. Prior to the acquisition, the Company had no material relationship with Webcat or Truco. The required financial information relating to the acquisition will be filed via Form 8K prior to the Form 8K's filing deadline.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2000

NOTE C - CONVERTIBLE DEBENTURES

   8% Convertible Debentures

   On July 31, 1999, the Company issued $1,200,000 of 8% Convertible Debentures due June 30, 2001 (the "8% Debentures"). Proceeds were $1,200,000, less debt issuance costs of $132,500. In addition, the Company issued 120,000 common stock purchase warrants to the holders of the 8% Debentures and 100,000 purchase warrants to a broker of the debenture transaction. The warrants, which expire on July 30, 2002, entitle the holder to purchase one common share of the common stock of the Company at the price of $5.50. The 8% Debentures are convertible into shares of common stock of the Company at the lesser of (i) $6.25 per share or (ii) 80% of the market price of the common stock at the conversion date. The convertible debenture holders converted $50,000 of the 8% debentures into 26,042 shares at a conversion price of $1.92 on October 20, 1999. During the nine months ended September 30, 2000, an additional $344,756, including accrued interest, of the 8% debentures were converted into 533,432 shares of common stock.

   In connection with the issuance of 120,000 stock purchase warrants to 8% debenture holders during 1999, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 86%, risk free interest rate of 5.5%, and an expected term of three years, and allocated $323,710 of the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase Warrants. This warrant value will be amortized to interest expense over the stated term of the debt which is 23 months. The 100,000 warrants issued to a broker of the debenture transaction were valued at $410,809 using the Black Scholes option pricing model utilizing the same assumptions as described above. This value was recorded as deferred financing costs.

   The related deferred financing costs is included as "Other Assets" in the Company's balance sheet to be amortized over the stated term of the debt, which is 23 months upon conversion. The unamortized portion of the warrant value and deferred financing charges related to debentures converted is amortized. Amortization expense in the amount of approximately $234,000 and $448,000 was recorded for the three months and nine months ended September 30, 2000, respectively. Additionally, the Company issued 376,363 shares of common stock to the 8% debenture holders in satisfaction of accrued interest and penalties in the amount of $141,136.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2000


NOTE C - CONVERTIBLE DEBENTURES - Continued

   No interest convertible debentures

   On September 18, 2000 the Company issued $675,000 of no interest Convertible Debentures (the "Debentures") due February 18, 2001, the proceeds of which are being utilized for the acquisition of Webcat Online, Inc. and working capital purposes. Proceeds were $675,000, less debt issuance costs of $108,000. In addition, the Company issued 2,227,500 common stock purchase warrants to the holders of the Debentures. The warrants, which expire on September 18, 2005, entitle the holder to purchase one common share of the Company at the price of $0.40. The Debentures are convertible into shares of common stock of the company at the lesser of (i) $0.50 per share or (ii) 75% of the market price of the common stock on the conversion date. The debentures are collateralized by 90% of the Company's 51% interest in Webcat Online, Inc.

   In connection with the issuance of the convertible debentures, $225,000 of the debt issuance proceeds were allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount was expensed as financing costs on September 30, 2000 based on the convertible debentures being immediately convertible at the option of the holder.

   In connection with the issuance of 2,227,500 stock purchase warrants to the debenture holders, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 121%, risk free interest rate of 5.85%, and an expected term of three years, and allocated $323,270 of the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase Warrants. This warrant value will be amortized to interest expense over the stated term of the debt, which is 5 months. Amortization expense of $64,654 was recognized for the three and nine months ended September 30, 2000.

   The $108,000 deferred financing costs related to this transaction are included in "Other Assets" in the Company's balance sheet to be amortized over the stated term of the debt, which is 5 months. Amortization expense in the amount of approximately $8,640 related to the amortization of these financing costs was recorded for the three and nine months ended September 30, 2000.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2000


NOTE D - REVENUE RECOGNITION

   Revenue from product sales of computer systems and related hardware is recognized upon shipment. Revenue from hosting of websites is recognized over the period the services are to be provided. No website hosting revenues have been recorded for the three months and nine months ended September 30, 2000.


NOTE E - SHORT-TERM NOTES PAYABLE

   During 1999, the Company received loans totaling $100,873 from three private individuals at an interest rate of 10%. Principal and accrued interest on these loans are due on June 21, 2001. During the quarter ended March 31, 2000, the Company received an additional loan from a private individual in the amount of $65,000. Interest accrues on the loan at 10 % with principal and interest due August 30, 2000. All short-term notes are uncollateralized. During the nine months ended September 30, 2000, $95,000 of these loans were repaid.

   Additionally, the Company's 51% owned subsidiary has a note payable to the 49% minority interest owner in the amount of $113,185 at September 30, 2000. This note accrues interest at prime plus two percent (11.75% at September 30, 2000) with interest and principal due September 27, 2001.


NOTE F - PRIVATE PLACEMENTS

   On July 14, 2000, the Company entered into a common stock purchase agreement with a stockholder whereby the Company sold 130,000 shares of common stock and a warrant to purchase an additional 50,000 shares of the Company's common stock at $0.5625 per share, for $30,000. These warrants are exercisable immediately and expire on July 14, 2003. The proceeds of this sale were used to repay certain short term notes payable.

   On July 25, 2000, the Company entered into a Unit Subscription Agreement with another shareholder whereby the shareholder purchased 700,000 units, consisting of one share of common stock and one half of a stock purchase warrant, for $210,000. As a result of this transaction, the Company issued 700,000 shares of common stock and 350,000 stock purchase warrants which entitle the holder to purchase 350,000 shares of the Company's common stock at $0.5625 per share. The warrants are exercisable immediately and expire on July 25, 2003.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2000

NOTE G - CAPITAL STOCK

   At September 30, 2000 and December 31, 1999, the Company has the following classes of capital stock:

       Preferred Stock - authorized 5,000,000 shares of no par value with no shares issued and outstanding.

       Common Stock - authorized 95,000,000 shares of no par value with 9,079,750 and 6,236,292 shares issued and outstanding on September 30, 2000 and December 31, 1999, respectively.


NOTE H - EMPLOYEE STOCK GRANT

   On September 29, 2000, the Company issued 6,000 shares of stock to certain employees. The stock vests in two years and as a result, at September 30, 2000, the Company recorded deferred stock compensation in the amount of $2,250 based on the face value of shares issued, to be amortized over the two year vesting period.


NOTE I - COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is involved in a lawsuit where the plaintiff is alleging ownership of certain shares of StupidPC, Inc. prior to the original merger between StupidPC, Inc. and World Net Holdings, Inc. The Company's transfer agent is holding 440,735 shares in escrow pending the outcome of the lawsuit. Based on the outcome of this lawsuit, all of these shares will be issued, either to the plaintiff in the lawsuit or to the original shareholders of StupidPC, Inc. in proportion to their ownership prior to the merger.

   The Company is also involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                WEBCATALYST, Inc.
                       (Formerly known as StupidPC, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                               September 30, 2000


NOTE J - LOSS PER SHARE

   Net loss per share was computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible debentures. Due to the Company's net loss, the amounts reported for basic and diluted are the same for both periods presented. Potentially dilutive securities as at September 30, 2000 consist of 1,979,112 options exercisable at $0.20 per share and 3,747,500 warrants exercisable at prices ranging from $0.40 to $5.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and accompanying notes thereto of the Company contained elsewhere in this Quarterly Report on Form 10-QSB.

         WebCatalyst, Inc. cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-QSB that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the generality of the foregoing, words such as "may," "expect," believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's history of losses, its need for additional financing and its competitive marketing environment. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. In this Quarterly Report on Form 10-QSB, the terms "WebCatalyst," the "Company" and "we" refer to WebCatalyst, Inc.

         WebCatalyst designs, assembles and sells affordably-priced customized personal computer systems and provides customized web sites for small to medium-sized businesses, associations, and consumers. We provide a broad range of related services, including installation, consulting, training, networking, and customer support. The retail price of most of our computer systems does not exceed $900 and includes one hour of in-home computer installation and training conducted by a WebCatalyst sales technician. Our primary target market consist of cost-conscious, first time and/or "computer-phobic" personal computer purchasers who may be intimidated by the high-cost and multitude of computer products and services currently available. We also market our web site products and hosting services to small businesses and associations. We market our products and services from two retail locations in the Atlanta area and from a web site development and hosting services office in Dallas, Texas. In addition, we offer consumers an e-commerce Internet-based method for ordering and paying for our products and services through our web site at www.stupidpc.com, and the ability to purchase web site development services at www.webcatonline.com.

         Since our inception in September 1997, we have engaged principally in the development of the technology and activities related to the commencement of our business operations. Accordingly, our historical results of operations are not indicative of, and should not be relied upon, as an indicator of our future performance.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues for the Quarter ended SEPTEMBER 30, 2000 were $415,527, a 53% decrease from revenues of $883,801 for the Quarter ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $1,870,724, a 31% decrease from revenues of $2,727,455 for the nine months ended September 30, 1999. Revenues decreased during this period as a result of a decrease in the number of units sold. During the Third Quarter of 2000, we sold approximately 344 units compared with 688 units during the Third Quarter of 1999, a 50% decrease. The average price for a unit for the same periods was approximately equal. We believe that the decrease in the number of units sold is a result of increased competition in the lower end retail computer market and offers of significant rebates by large retailers.

         COST OF PRODUCT SALES. Cost of product sales was $329,284 for the Third Quarter of 2000, a decrease of 55% from cost of product sales of $730,128 for the Third Quarter of 1999. Cost of product sales was $1,526,266 for the nine months ended September 30, 2000, a 32% decrease from cost of product sales of 2,253,134 for the nine months ended September 30, 1999. This decrease is a function of fewer units sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $238,554 for the Third Quarter of 2000, a decrease of 54% from selling, general and administrative costs of $15,741 for the Third Quarter of 1999. Selling, general and administrative expenses were $1,220,301 for the nine months ended September 30, 2000, an increase of 12% from $1,093,828 for the nine months ended September 30, 1999. These expenses increased primarily as a result of increased costs for additional personnel, accounting and legal services, as well as an increase in advertising expenditures.

         OTHER INCOME (EXPENSE). During the Third Quarter of 2000 and the nine months ended September 30, 2000, we incurred $618,484 and $865,712 of interest and financing costs, respectively, a substantial increase over the 1999 same period expenditures of $375,394. This increase is related to the September 2000 issuance of our no interest, collateralized convertible debentures, the proceeds of which were used for the Webcat Online, Inc. acquisition and working capital purposes.

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

         NET LOSS. For the reasons stated above, we incurred a net loss of $770,596, or $0.10 per share, for the Third Quarter of 2000 compared with a net loss of $734,897 or $0.12 per share, for the Third Quarter of 1999, and a net loss of $1,741,270, or $0.25 per share, for the nine months ended September 30, 2000 compared with a net loss of $993,069, or $0.16 per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through operations and from the sale of our securities. As of September 30, 2000, we had an accumulated deficit of $4,102,571.

         Net cash used in our operating activities for the period was $875,843 and $619,507 for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively. The net cash used in operations during these periods was primarily due to net losses and increases in current assets, offset by increases in accounts payable and accrued liabilities.

         We believe that the net proceeds from the sale of our no interest, collateralized debentures and cash from operations will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, only through the first quarter of 2001. As a result, we will need to secure additional financing to open new retail locations or to meet higher-than-expected product sales. We may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. We cannot guarantee that we will be able to obtain additional financing, or that such financing, if obtained, will be on satisfactory terms. If sufficient financing is not available or is not available on satisfactory terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

         -        purchase computer components and equipment;
         - take advantage of future opportunities, such as opening a new retail outlet; or
         - respond to changing consumer needs and technological innovations.

         Any of these events could seriously harm our business, financial condition and results of operations. For a description of our no interest, collateralized debentures, see Note C - Convertible Debentures in the Notes to our Consolidated Financial Statements September 30, 2000.

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

ACQUISITION OF 51% OF STOCK IN WEBCAT ONLINE, INC.

         For a description and summary of this September 29, 2000, transaction, please see "Note B - Acquisition" in the Notes to our Consolidated Financial Statements September 30, 2000.

NAME CHANGE

        On October 13, 2000, the Company amended its Articles of Incorporation to effect a change of corporate name to WebCatalyst, Inc. In that connection, the new CUSIP Number for the Company's registered Common Stock, $0.001 par value, is 947619102.

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

                                     PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are to be filed as part of this Form 10-QSB:

         EXHIBIT NO.       IDENTIFICATION OF EXHIBIT

          Exhibit 3.1(1) Articles of Incorporation, as amended, of WebCatalyst, Inc.

          Exhibit 3.2(1)   Bylaws of WebCatalyst, Inc.

          Exhibit 4.1(1) See Exhibits 3.1 and 3.2 for provisions in the Articles of Incorporation, as amended, and the Bylaws defining the rights of the holders of common stock of WebCatalyst, Inc.

          Exhibit 4.2 (1)  Specimen common stock certificate

          Exhibit 27.1     Financial Data Schedule (for SEC use only)

--------------
(1) Filed previously on registration statement Form SB-2 SEC File No. and incorporated by reference herein.

(b)      Reports on Form 8-K.

         None.


                                   SIGNATURES

         In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.

                                    WebCatalyst, Inc.


Date:  November 14, 2000            By: /s/ Stephen B. Brannon
                                        -----------------------------------
                                        Stephen B. Brannon
                                        President, Chief Executive Officer,
                                        Director (Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer)